Form 10-Q
period 1996-06-29
BROOKTREE CORP
filed 1996-07-22
CIK 764271

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)

   [XX] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

        For the quarterly period ended June 29, 1996  or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the transition period from _____ to _____


                      Commission file number:  000-19053


                              BROOKTREE CORPORATION
             (Exact name of registrant as specified in its charter)



        CALIFORNIA                                95-3646367
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)



                     9868 Scranton Road, San Diego, CA 92121
              (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code:  (619) 452-7580



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X   No
                               ---     ---

The number of shares outstanding of the Registrant's common stock, no par value, was 16,974,145 at July 15, 1996.

                              Page 1 of 21 pages

                              BROOKTREE CORPORATION
                                    FORM 10-Q
                                      INDEX





                                                               PAGE
PART I:   FINANCIAL INFORMATION


 Item 1.  Financial Statements

          Consolidated Balance Sheets......................     3

          Consolidated Statements of Operations............     4

          Consolidated Statements of Cash Flows............     5

          Notes to Consolidated Financial Statements.......     6

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations..    9


PART II:  OTHER INFORMATION

 Item 1.  Legal Proceedings.................................   19

 Item 6.  Exhibits and Reports on Form 8-K..................   19


SIGNATURES..................................................   20


                               Page 2 of 21 pages

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              BROOKTREE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                  June 29,         September 30,
                                                   1996                1995
                                              --------------     ---------------
                                               (Unaudited)
                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $ 12,632            $ 13,509
  Short-term investments                           18,476              29,949
  Receivables                                      15,585              23,757
  Inventories                                      20,997              20,805
  Deferred income tax assets                        4,752               4,752
  Prepaids and other current assets                22,260               9,464
                                              --------------     ---------------
      Total current assets                         94,702             102,236
PROPERTY AND EQUIPMENT                             49,973              49,137
OTHER ASSETS                                       45,954              36,669
                                              --------------     ---------------
                                                 $190,629            $188,042
                                              --------------     ---------------
                                              --------------     ---------------

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations       $ 13,428            $  3,602
  Accounts payable                                  6,613              16,245
  Accrued payroll and benefits                      4,816               5,029
  Accrued expenses                                  4,271               5,223
  Deferred revenue                                  6,832               5,099
                                              --------------     ---------------
      Total current liabilities                    35,960              35,198
                                              --------------     ---------------
LONG-TERM OBLIGATIONS                               9,671               8,870
                                              --------------     ---------------

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 12,680,555
   shares, issued and outstanding - none
  Common stock, authorized 45,000,000 shares,
   no par value, issued and outstanding -
   16,948,561 and 16,654,722                       76,670              74,249
  Gain on available-for-sale securities                --               4,174
  Retained earnings                                68,328              65,551
                                              --------------     ---------------
      Total shareholders' equity                  144,998             143,974
                                              --------------     ---------------
                                                 $190,629            $188,042
                                              --------------     ---------------
                                              --------------     ---------------





              See accompanying notes to consolidated financial statements.

                                   Page 3 of 21 pages

                              BROOKTREE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                         ------------------------   ----------------------
                                           JUNE 29,     JUNE 24,      JUNE 29,   JUNE 24,
                                            1996         1995          1996       1995
                                         ----------- ------------   ----------- ----------
REVENUE                                   $ 30,701    $ 32,213      $ 104,496   $ 95,209
                                         ----------- ------------   ----------- ----------
COSTS AND EXPENSES:
  Cost of sales                             18,862      16,106         56,501     48,442
  Research and development                   7,134       7,375         21,998     20,695
  Sales and marketing                        5,203       5,393         17,016     15,110
  General and administrative                 2,173       2,021          6,910      6,187
  Patent litigation                            224          --          1,017         --
  Inventory valuation write-down             8,355          --          8,355         --
                                         ----------- ------------   ----------- ----------
         TOTAL                              41,951      30,895        111,797     90,434
                                         ----------- ------------   ----------- ----------

OPERATING INCOME (LOSS)                    (11,250)      1,318         (7,301)     4,775
LITIGATION SETTLEMENT                            --         --             --     (3,050)
GAIN ON SALE OF INVESTMENT                   3,965       2,860         11,080     10,013
INTEREST INCOME (EXPENSE) -- NET               (93)        537            428      1,419
                                         ----------- ------------   ----------- ----------
INCOME (LOSS) BEFORE INCOME TAXES           (7,378)      4,715          4,207     13,157
PROVISION (BENEFIT) FOR INCOME TAXES        (2,509)      1,745          1,430      4,868
                                         ----------- ------------   ----------- ----------
NET INCOME (LOSS)                         $ (4,869)   $  2,970      $   2,777   $  8,289
                                         ----------- ------------   ----------- ----------
                                         ----------- ------------   ----------- ----------

EARNINGS (LOSS) PER SHARE:
  PRIMARY                                 $  (0.29)   $   0.16      $    0.16   $   0.48
                                         ----------- ------------   ----------- ----------
                                         ----------- ------------   ----------- ----------
  FULLY DILUTED                           $  (0.29)   $   0.16      $    0.16   $   0.46
                                         ----------- ------------   ----------- ----------
                                         ----------- ------------   ----------- ----------

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES:
  PRIMARY                                   16,833      18,038         17,576     17,116
                                         ----------- ------------   ----------- ----------
                                         ----------- ------------   ----------- ----------
  FULLY DILUTED                             16,833      18,118         17,598     18,017
                                         ----------- ------------   ----------- ----------
                                         ----------- ------------   ----------- ----------


                 See accompanying notes to consolidated financial statements.

                                    Page 4 of 21 pages

                              BROOKTREE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     NINE MONTHS ENDED
                                                                  -----------------------
                                                                    JUNE 29,    JUNE 24,
                                                                     1996        1995
                                                                  -----------  ----------
OPERATING ACTIVITIES:
 Net income                                                        $   2,777    $  8,289
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                       11,125      10,097
  Gain on sale of investment                                         (11,080)    (10,013)
  Inventory valuation write-down                                       8,355          --
  Changes in operating assets and liabilities:
     Accounts receivables                                              7,687      (3,793)
     Inventories                                                      (2,611)        161
     Accounts payable and accrued expenses                           (14,487)      5,686
     Other assets and liabilities                                      1,608       1,693
                                                                  -----------  ----------
 Net cash provided by operating activities                             3,374      12,120
                                                                  -----------  ----------

INVESTING ACTIVITIES:
 Capital and property expenditures                                    (9,847)    (11,565)
 Purchases of short-term investments                                 (32,500)    (27,172)
 Sales of short-term investments                                      44,118      33,646
 Advanced wafer purchase payments                                    (24,400)     (9,000)
 Investment in Base2                                                  (1,524)     (1,447)
 Proceeds from sale of investment                                     11,396      10,937
 Other investments                                                    (3,399)     (4,171)
                                                                  -----------  ----------
 Net cash used by investing activities                               (16,156)     (8,772)
                                                                  -----------  ----------

FINANCING ACTIVITIES:
 Issuance of common stock, net of repurchases                          2,397       1,936
 Employee notes receivable issued, net of repayments                      (4)        271
 Issuance of debt obligations                                         11,100       3,732
 Repayment of debt obligations                                        (1,588)         --
                                                                  -----------  ----------
 Net cash provided by financing activities                            11,905       5,939
                                                                  -----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (877)      9,287
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      13,509      11,288
                                                                  -----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  12,632    $ 20,575
                                                                  -----------  ----------
                                                                  -----------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                                     $     853    $     54
 Income taxes paid, net of refund                                      6,292       3,193


                  See accompanying notes to consolidated financial statements.

                                      Page 5 of 21 pages

                              BROOKTREE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation

   The Consolidated Financial Statements have been prepared by Brooktree Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders, which statements and notes are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

   The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

2. Earnings (Loss) Per Share

   Earnings (loss) per share on a primary and fully diluted basis are computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Stock options and warrants (computed using the treasury stock method in fiscal 1996 and the modified treasury stock method in fiscal 1995) are considered to be common stock equivalents. Common stock equivalents were excluded from the third quarter of fiscal 1996 because of their antidilutive effect on the loss per share.

3. Inventories and Valuation Write-down

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consisted of the following:


                                      June 29,        September 30,
                (In thousands)         1996                1995
                                   ------------       -------------
                                    (Unaudited)

               Raw Materials        $    --              $    48
               Work-in-Process       10,200               11,381
               Finished Goods        10,797                9,376
                                    -------              -------
                                    $20,997              $20,805
                                    -------              -------
                                    -------              -------

   In the third quarter of fiscal 1996, the Company recognized a write-down of a portion of its multimedia product inventory of approximately $8,355,000. The write-down represented excess multimedia product inventory over estimated requirements to meet projected multimedia product sales and a lower of cost or market adjustment to revalue a portion of the remaining multimedia inventory due to a decline in forecasted selling prices. The Company took this action

                              Page 6 of 21 pages
   because it believes that product design wins for its current generation of multimedia products and the volume of customers' orders will not be sufficient to liquidate current levels of inventory and continued competitive pressures will cause selling prices to decline from current levels.

4. Investment Sales

   On several occasions during the first nine months of fiscal 1996 and 1995, the Company sold portions of its minority interest investment in a telecommunications company for approximately $11,396,000 and $10,937,000, respectively. These sales resulted in an after-tax gain of approximately $2,617,000 ($0.16 per fully diluted share) in the third quarter of fiscal 1996 and $7,313,000 ($0.42 per fully diluted share) in the first nine months of fiscal 1996. During fiscal 1995, these sales resulted in an after-tax gain of approximately $1,802,000 ($0.10 per fully diluted share) in the third quarter and $6,308,000 ($0.35 per fully diluted share) in the first nine months. The shares sold during the third quarter of fiscal 1996 represented all the remaining shares held by the Company.

5. Debt and Equity Securities

   The Company accounts for certain debt and equity security investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Statement No. 115 requires companies to record certain debt and equity security investments at fair value. The Company has classified its short-term investment portfolio and certain cash equivalent investments as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of shareholders' equity.

   At June 29, 1996, the cost of each of the Company's short-term and cash equivalent investments was approximately equal to their estimated fair value. Accordingly, no adjustment to fair value was required.

6. Legal Proceedings

   On October 2, 1995, the Company filed a lawsuit against S3 Incorporated ("S3") alleging infringement of a patent related to its multimedia technology. The suit was filed in the United States District Court for the Southern District of California. The Company filed a motion for a preliminary injunction to prevent S3 from continuing to sell the products which the Company alleges use its patented technology. In response to the Company's suit, S3 filed a counterclaim asserting that S3 is not infringing the Company's patent and that this patent is invalid and unenforceable. In March 1996, the court denied the Company's motion for a preliminary injunction. The case is set for trial in August 1996 to decide the Company's request for a permanent injunction and damages. Although the Company is pursuing what it believes to be valid and meritorious claims against S3, there can be no assurance as to the outcome of this lawsuit.

   On May 6, 1996, a complaint requesting class action treatment was filed against the Company and certain of its current officers in the Superior Court of the State of California, County of San Diego. The complaint alleges that the Company violated certain California corporation and civil code provisions by issuing false and misleading statements about the Company's business and multimedia product line. The suit is purportedly brought on behalf of a class

                                  Page 7 of 21 pages
   of all purchasers of the Company's securities during the period February 13, 1995 to February 7, 1996. Relief sought in the action is unspecified. The Company has reviewed the allegations and the complaint, believes them to be without merit, and intends to defend itself vigorously. The Company believes that the resolution of the suit will not have a material adverse effect on its financial position.

7. Subsequent Event

   On July 1, 1996, the Company announced that it had signed an agreement with Rockwell International Corporation ("Rockwell") which provides for the Company to be acquired by Rockwell at a price of $15.00 cash per share. Under the terms of the agreement, the Company will become a wholly-owned subsidiary of Rockwell and be operated as a division of Rockwell. The total value of the transaction is approximately $275,000,000.

   The transaction, which is expected to close during the fourth quarter of fiscal 1996, is subject to normal government and regulatory approvals and approval by the Company's shareholders. There can be no assurance that this transaction will close by the expected date or at all.



                               Page 8 of 21 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1995 contained in the Company's 1995 Annual Report to Shareholders, which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

When used in this discussion, the words "believes", "expects", "anticipates", "will", "may", "could", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected for the reasons set forth under the section "Trends, Risks and Uncertainties". Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this filing. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K and 8-K filed with the Securities and Exchange Commission.

On July 1, 1996, the Company announced that it had signed an agreement with Rockwell International Corporation ("Rockwell") which provides for the Company to be acquired by Rockwell at a price of $15.00 cash per share.
Under the terms of the agreement, the Company will become a wholly-owned subsidiary of Rockwell and be operated as a division of Rockwell. The total value of the transaction is approximately $275 million. The transaction, which is expected to close during the fourth quarter of fiscal 1996, is subject to normal government and regulatory approvals and subject to approval by the Company's shareholders. There can be no assurance that this transaction will close by the expected date or at all.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of revenues represented by certain items in the Company's consolidated statements of operations. This data has been derived from the unaudited consolidated statements of operations and includes, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for such periods.

The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

                                Page 9 of 21 pages


                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                    ------------------------    ----------------------
                                      JUNE 29,     JUNE 24,       JUNE 29,   JUNE 24,
                                       1996         1995           1996       1995
                                    ----------  ------------    ----------  ----------
REVENUES                                100.0 %      100.0  %       100.0 %     100.0 %

COST AND EXPENSES:
  Cost of sales                          61.4         50.0           54.1        50.9
  Research & development                 23.2         22.9           21.0        21.7
  Sales & marketing                      17.0         16.7           16.3        15.9
  General & administrative                7.1          6.3            6.6         6.5
  Patent litigation                       0.7           --            1.0          --
  Inventory valuation write-down         27.2           --            8.0          --
                                    ----------  ------------    ----------  ----------
         TOTAL                          136.6         95.9          107.0        95.0
                                    ----------  ------------    ----------  ----------

OPERATING INCOME (LOSS)                 (36.6)         4.1           (7.0)        5.0
LITIGATION SETTLEMENT                      --           --             --        (3.2)
GAIN ON SALE OF INVESTMENT               12.9          8.9           10.6        10.5
INTEREST INCOME (EXPENSE) -- NET         (0.3)         1.6            0.4         1.5
                                    ----------  ------------    ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES       (24.0)        14.6            4.0        13.8
PROVISION (BENEFIT) FOR INCOME TAXES     (8.2)         5.4            1.4         5.1
                                    ----------  ------------    ----------  ----------
NET INCOME (LOSS)                       (15.8)%        9.2  %         2.6 %       8.7 %
                                    ----------  ------------    ----------  ----------
                                    ----------  ------------    ----------  ----------


REVENUES

Revenues decreased 4.7% to $30.7 million in the third quarter of fiscal 1996 compared to revenues of $32.2 million in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, revenues increased 9.8% to $104.5 million from $95.2 million for the first nine months of fiscal 1995. The decrease in the third quarter of fiscal 1996 reflected a decline in graphics product revenues and to a lesser extent, a decline in automated test equipment (ATE) product revenues, which more than offset increases in the remaining product lines of the Company. The increase in revenues in the first nine months of fiscal 1996 was primarily due to sales of its multimedia products, of which there were essentially none in the first nine months of fiscal 1995 and increased sales of imaging, communications and ATE products, partially offset by a decrease in graphics product revenues. The Company believes the greater than expected decrease in graphics product revenues is related to the current, overall slowdown in the PC and workstation market places.

Revenues from the Company's non-graphics product lines amounted to $24.9 million, or 81% of revenues in the third quarter of fiscal 1996, up from approximately $20.0 million, or 62% of revenues, in the third quarter of fiscal 1995. Non-graphics product revenues were $78.1 million, or 75% of revenues, for the first nine months of fiscal 1996, up from $58.7 million, or 62% of revenues, in the first nine months of fiscal 1995. Sales of the Company's multimedia products contributed to the increase in non-graphics revenues during both the third quarter and first nine months of fiscal 1996; there were practically no sales of these products in the respective periods of fiscal 1995. A significant portion of the increase in the Company's imaging product lines in the third quarter and first nine months of fiscal 1996 was attributable to increased unit volumes from shipments of products which were introduced during the past year, partially offset by lower average selling prices as compared to the same respective periods of fiscal 1995.
The decrease in ATE product revenues in the third quarter of fiscal 1996 was due to a decline in shipment volumes for parts that the Company has placed under a last-time-buy status.

                                  Page 10 of 21 pages

Communications products revenues increased in both the third quarter and first nine month of fiscal 1996 as compared to the same periods in fiscal 1995, primarily due to increases in average selling prices, which more than offset slightly lower unit volumes. Unit volumes decreased due to a decrease in shipments of two of the Company's older generation High Bit-Rate Subscriber Line (HDSL) products which are being replaced with a second generation of HDSL products.

During both the third quarter and first nine months of fiscal 1996, the decrease in graphics product revenues was primarily attributable to a decrease in unit volumes of several personal computer and workstation graphics products. Average selling prices of the Company's graphics products in the third quarter of fiscal 1996 declined approximately 5% as compared to the same period in fiscal 1995. Average selling prices increased in the first nine months of fiscal 1996 as compared to fiscal 1995 primarily due to a shift in the mix of products sold to a higher percentage of higher price products.

COST OF SALES

The Company's cost of sales includes the cost of wafer fabrication and packaging and assembly performed by third party vendors, and direct and indirect costs associated with the procurement, scheduling, testing and quality assurance functions performed by the Company. Cost of sales in the third quarter of fiscal 1996 increased to $18.9 million, or 61.4% of revenues, as compared to $16.1 million, or 50.0% of revenues, in the third quarter of fiscal 1995. In the first nine months of fiscal 1996, cost of sales were $56.5 million, or 54.1% of revenues, as compared to $48.4 million, or 50.9% of revenues, in the first nine months of fiscal 1995. Gross margin as a percentage of revenues in the third quarter of fiscal 1996, exclusive of the inventory valuation write-down, decreased to 38.6% from 50.0% in the third quarter of fiscal 1995 and decreased to 45.9% in the first nine months of fiscal 1996 from 49.1% in fiscal 1995.

During the third quarter of fiscal 1996, cost of sales as a percentage of revenues increased primarily due to underutilized capacity, sales of the Company's multimedia products which realize relatively lower gross margins, a shift in the mix of products sold to a higher percentage of lower margin products and additional expense associated with a write-off of specific product that did not meet performance specifications. During fiscal 1996, the Company's Singapore test facility had substantially increased the Company's production capacity. However, units produced in the third quarter of fiscal 1996 were less than the number of units produced in the third quarter of fiscal 1995, resulting in the allocation of higher fixed costs over proportionally fewer units and the recognition of costs related to idle capacity that are expensed in the period incurred.

In the third quarter of fiscal 1996, the Company recognized a write-down of a portion of its multimedia inventory of approximately $8.4 million. The write-down represented excess multimedia product inventory over estimated requirements to meet projected multimedia product sales and a lower of cost or market adjustment to revalue a portion of the remaining multimedia inventory due to a decline in forecasted selling prices. The Company took this action because it believes that product design wins for its current generation of multimedia products and the volume of customers' orders will not be sufficient to liquidate current levels of inventory and continued competitive pressures will cause selling prices to decline from current levels. See also further discussion regarding this matter under "Trends, Risks and Uncertainties".

                              Page 11 of 21 pages

OPERATING EXPENSES

Research and development expense in the third quarter of fiscal 1996 decreased by $0.2 million, but increased as a percentage of revenue to 23.2% from 22.9% in the third quarter of 1995; and increased $1.3 million, but decreased as a percentage of revenue to 21.0% from 21.7%, between the two-nine month periods. The increase in expenses in the first nine months of fiscal 1996 was primarily to support the ongoing development of the Company's products and new technologies in the form of increased engineering salaries and related costs.

Sales and marketing expenses in the third quarter of fiscal 1996 decreased $0.2 million, but increased as a percentage of revenue to 17.0% from 16.7% in the third quarter of fiscal 1995; and increased $1.9 million, and as a percentage of revenue to 16.3% from 15.9%, between the two nine-month periods. The expense increase in the first nine months of fiscal 1996 was primarily to support marketing of the Company's products in the form of increased salaries and employment costs, travel and costs related to increased attendance at trade shows and expositions.

Net interest expense in the third quarter and net interest income in the first nine months of fiscal 1996 were unfavorable when compared to the respective periods in fiscal 1995 as a result of higher interest expense in connection with additional bank borrowings.

General and administrative expenses in the third quarter of fiscal 1996 increased approximately $0.2 million, and as a percentage of revenue to 7.1% from 6.3% in the third quarter of fiscal 1995; and increased $0.7, and as a percentage of revenue to 6.6% from 6.5%, between the two nine-month periods. The increase in expenses during the third quarter and first nine months of fiscal 1996 was primarily due to increased salaries and employment costs in support of the Company's Singapore operations.

Patent litigation costs increased in the third quarter and first nine months
to $0.2 million and $1.0 million, respectively.   These costs were incurred
to support the patent infringement litigation with S3 Incorporated ("S3"). See Note 6 of Notes to Consolidated Financial Statements included in Part I of this report.

On several occasions during the first nine months of fiscal 1996 and fiscal 1995, the Company sold portions of its minority interest equity investment in a telecommunications company for approximately $11.4 million and $10.9 million, respectively. These sales resulted in an after-tax gain of approximately $2.6 million ($0.16 per fully diluted share) in the third quarter of fiscal 1996 and $7.3 million ($0.42 per fully diluted share) in the first nine months of fiscal 1996. During fiscal 1995, these sales resulted in an after-tax gain of approximately $1.8 million ($0.10 per fully diluted share) in the third quarter and $6.3 million ($0.35 per fully diluted share) in the first nine months. The shares sold during the third quarter of fiscal 1996 represented all the remaining shares held by the Company.

PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes is computed based on the Company's pretax income (loss), adjusted for tax credits and other permanent differences. The effective tax rate for the first nine months of fiscal 1996 was approximately 34%, as compared to 37% in fiscal 1995. The rate decreased primarily as a result of the Company's profitable operations in Singapore.

                               Page 12 of 21 pages

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 1996, the Company had $12.6 million in cash and cash equivalents, and $18.5 million in short-term investments. The Company's operating activities generated cash of $3.4 million in the first nine months of fiscal 1996 and $12.1 million in the first nine months of fiscal 1995. Its financing activities generated $11.9 million and $5.9 million for the same periods, primarily from borrowing against a bank line of credit during the first nine months of fiscal 1996. Investing activities used $16.2 million during the first nine months of fiscal 1996 and $8.8 million in the first nine months of fiscal 1995. The Company's working capital decreased from $67.0 million at September 30, 1995 to $58.7 million at June 29, 1996 for the reasons discussed below.

The primary source of cash from operating activities during the first nine months of fiscal 1996, aside from net income and non-cash adjustments thereto, was a $7.7 million decrease in accounts receivables primarily due to lower sales in the latter part of the third quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995. The principal uses of cash for operating activities were (a) a $2.6 million increase in inventory, primarily in the Company's multimedia products, and (b) a decrease in accounts payable and other accrued expenses ($14.5 million) during the first nine months of fiscal 1996. Accounts payable and accrued expenses decreased primarily due to payments for inventory and equipment purchases and income taxes. During fiscal 1996, the Company began receiving wafers that had been prepaid pursuant to the terms of one of the advanced wafer purchase agreements. Accordingly, the level of payables for wafer purchases at June 29, 1996 had declined as compared to September 30, 1995.

The Company's principal investment activity during the first nine months of fiscal 1996 was the net divestiture of short-term investments ($11.6 million) and the sale of the remaining portion ($11.4 million) of the Company's minority equity investment in a telecommunications company. Funds from these activities were primarily used to finance advanced wafer purchase payments to Seiko Epson Corporation of $19.5 million and Taiwan Semiconductor Manufacturing Co., Ltd. of $4.9 million, an investment in Chartered Semiconductor Manufacturing of $3.3 million, the final cash payment for the Company's purchase of the net assets of Base2 Systems of $1.5 million, and expenditures of $9.8 million for capital equipment.

The Company has budgeted approximately $3 million for equipment expenditures in the fourth quarter of fiscal 1996. In addition, the Company is obligated to make additional advance wafer purchase payments to Seiko Epson Corporation totaling $16.5 million over the next nine months.

During the first quarter of fiscal 1996, the Company entered into two agreements with Taiwan Semiconductor Manufacturing Co., Ltd., each of which grant the Company an option to obtain an additional supply of wafers. Subsequently, the Company renegotiated one of these agreements. Pursuant to the renegotiated agreement, the Company is required to make two installment payments in 1996. The Company paid the first installment of $4.9 million in February 1996. The second installment of $4.9 million is currently scheduled to be paid in July 1996. If the Company chooses to exercise the option granted by the second agreement, two installments totaling approximately $39 million will be due in 1997.

At the end of fiscal 1995, the Company finalized an agreement with its bank to provide a $5.0 million revolving line of credit facility to finance short-term working capital requirements and a $6.0 million non-revolving-to-term loan for equipment purchases to support expansion of its operations in Singapore. As of the

                                Page 13 of 21 pages
end of the third quarter of fiscal 1996, $10.9 million in borrowings have been drawn against these facilities. The terms of the $5.0 million revolving line of credit require that the Company maintain a zero balance of borrowings against this line for a period of at least 30 consecutive days during each twelve month period.

TRENDS, RISKS AND UNCERTAINTIES

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk and uncertainties set forth throughout this section of the report.

RECENT DEVELOPMENTS

On July 1, 1996, the Company announced that it had signed an agreement with Rockwell which provides for the Company to be acquired by Rockwell at a price of $15.00 cash per share. Under the terms of the agreement, the Company will become a wholly-owned subsidiary of Rockwell and will be operated as a division of Rockwell. The total value of the transaction is approximately $275 million. The transaction, which is expected to close during the fourth quarter of fiscal 1996 is subject to normal government and regulatory approvals and subject to approval by the Company's shareholders. There can be no assurance that this transaction will close by the expected date or at all.

OPERATING RESULTS

The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including, but not limited to, market acceptance of its products, particularly of its multimedia and other non-graphics products, on which it is becoming increasingly dependent, as well as competitive pressures on selling prices, adequate availability of wafers, integrated circuit packages and finish-tested packaged parts, fluctuation in test yields, designing to and meeting proper product specifications, delays in production of mask sets, changes in the mix of products sold, the timing and success of new product introductions, foreign currency fluctuations that impact wafer costs and the scheduling or cancellation of orders by its customers. Furthermore, the semiconductor industry has historically been characterized by business cycles, with economic downturns resulting in diminished product demand and erosion of average selling prices. The Company believes that the cyclical nature of the semiconductor business could have an impact on its business and operating results in the future. Additionally, the semiconductor industry is intensely competitive and is generally characterized by rapid technological change and rapid rates of product obsolescence. The Company believes that its ability to compete depends upon elements both within and beyond its control, including, but not limited to, the success and timing of new product development and introduction by the Company and its competitors, customer order patterns, customer support, product performance and selling prices. There can be no assurance that the Company will compete successfully as to these or other elements.

REVENUE

The Company believes that future revenue growth will be substantially dependent on its recently introduced multimedia, imaging and communications products. If the Company's customers select its products, these products would typically be incorporated in customers' products during the customers' design phase. Consequently, these "design wins" may precede significant sales volumes by a year

                             Page 14 of 21 pages
or more. There can be no assurance that these products will achieve significant market acceptance and that any design win will result in future revenues which depend in part on the success of customers' products. In the event markets for the Company's products do not develop at an acceptable rate, demand for its new products does not materialize, and/or the Company is not rewarded with substantial design wins that result in product orders, the Company will not achieve growth in future revenues. In addition, the Company's quarterly revenues are subject to fluctuations as a result of occasional rescheduling of orders by its customers to take delivery of product in subsequent quarters or to the cancellation of a portion or all of a customer's order.

To date, multimedia product sales have not met the Company's expectations. During the third quarter of fiscal 1996, the Company recognized a write-down of excess multimedia product inventory. This write-down was primarily due to an absence of significant new customer design wins and sufficient product orders to liquidate the Company's current generation of multimedia product inventory. In order to achieve an increase in revenues in the fourth quarter of fiscal 1996, and in subsequent quarters thereafter, the Company will be dependent on increased market acceptance of, and obtaining design wins and orders for, its new generation of multimedia, imaging and communications products. Furthermore, the Company believes that ATE revenues for the fourth quarter of fiscal 1996 and beyond will not exceed ATE revenues achieved during the third quarter of fiscal 1996 as the Company's customers are expected to phase-out their purchases of ATE products.

Average selling prices for most of the Company's products generally decline over a period of time. In general, the Company expects average selling prices for its mature products to continue to decline in future periods. However, competitive pressures and uncertain or diminished acceptance of its new products in the market place could cause average selling prices to decline for the Company's newer products. The Company attempts to offset this reduction in average selling prices, and the related negative impact on gross margin, by a combination of the following factors: increasing unit sales volumes, reducing material costs, improving manufacturing yields and introducing new products of superior performance and capabilities with higher prices and margins. There can be no assurances that the Company will be successful in these efforts or that these efforts, if successful, will fully offset price declines in future periods. During the third quarter of fiscal 1996, the Company recognized a lower of cost or market adjustment to revalue a portion of its multimedia inventory due to a decline in forecasted selling prices. If significant market acceptance is not achieved and/or competitive pressures intensify, the Company may be forced to lower prices further than expected which would adversely affect its sales and gross margin.

The ongoing integration of the functionality of RAMDACs into graphical user interface (GUI) products by competitors, a general decline in average selling prices due to continued pricing pressures from the Company's OEM customers as well as competition from other suppliers and a current slowdown in the PC industry are primary causes for the decline in personal computer graphics revenues. The Company believes this decline in revenue will continue in the fourth quarter of fiscal 1996. During the first nine months of fiscal 1996, a greater percentage of the Company's personal computer graphics revenues was concentrated among fewer key customers as compared to the first nine months of fiscal 1995. The loss of one or more of these customers or a decrease in their demand for these products could adversely affect future personal computer graphics revenues.

                            Page 15 of 21 pages

SUPPLIERS AND MANUFACTURING PROCESSES

The Company does not directly manufacture the finished silicon wafers used for its products. Finished wafers for the Company's products are currently manufactured by several qualified wafer suppliers, two of which currently supply the substantial majority of the Company's wafers. The Company is dependent on these suppliers to obtain an adequate supply of raw materials and to provide it with an adequate supply of wafers to meet customer demand for products. There can be no assurance that such suppliers will have adequate sources of supply. If the Company were unable to obtain a sufficient supply of wafers to meet sales demand, its financial position and results of operations could be adversely affected.

Until recently, wafer capacity in the semiconductor industry had been limited and caused some concern, within the industry, that such capacity would continue to be limited over the next several years, thus potentially increasing wafer prices and order lead times. In an effort to mitigate this risk, the Company entered into long-term supply arrangements with three vendors to secure wafer capacity. If demand for the Company's products does not increase as anticipated, the Company may be unable to use the full amount of its purchased capacity, potentially resulting in impairment of one or more of its supply arrangements, which could adversely impact future results of operations.

Since a significant percentage of the Company's products are manufactured utilizing sub-micron wafers, the Company routinely seeks the qualification of new processes at its current wafer suppliers in addition to other wafer suppliers that can provide sub-micron wafers. Additional qualified sources of supply could reduce the Company's dependence on a few manufacturers to fulfill its needs for wafer capacity. However, there can be no assurance that the Company will be successful in identifying and qualifying new processes and/or suppliers, or reduce the Company's dependence on a few suppliers.

A majority of the Company's mask sets, used in the manufacture of wafers, are currently produced by one mask set supplier. The Company has, from time to time, experienced delays in the receipt of mask sets necessary for the manufacture of new products or revisions of current products, either as a result of capacity constraints at the supplier or delays on the part of the Company in providing the supplier with designs. Such delays have, in turn, caused some delays in the production and shipment of products to customers. The Company is currently investigating other vendors as alternate sources of mask sets. There can be no assurances, however, that the Company will be successful in identifying and selecting new suppliers or avoiding delays in providing accurate designs to the supplier. If the Company were unable to prevent such delays, future introductions and shipments of new products would be delayed, potentially compromising the Company's competitive advantages associated with these products, which could adversely affect sales and results of operations. In addition, it is critical that the Company provide to its mask set supplier product designs that have been accurately developed and laid out to assure proper functioning of the new product. Errors in product design layout may go undetected and result in the production of mask sets which, in turn, would be used to manufacture wafers that are subsequently determined to not meet product specifications and possibly be nonfunctioning, thus resulting in the write-off of the wafers and mask set. If the Company were unable to prevent such errors in product design, future introduction and shipments of new products would be delayed and adversely affect sales and results of operations.

The assembly and packaging of all the Company's products is performed by several vendors. The Company is dependent upon these vendors to provide the Company adequate capacity and related raw materials to meet its customer demand. In some

                               Page 16 of 21 pages
cases, the Company's vendors, in turn, are dependent upon a few suppliers for certain of their packaging and material supplies. A restriction on the capacity or materials provided by one or more of its assembly and packaging vendors could adversely affect the Company's ability to meet customer demand for certain products and adversely impact revenues. In addition, some of the Company's vendors, including its wafer suppliers, could be affected by political instability in their countries or countries neighboring those in which they operate. To the extent that any of the Company's vendors are affected by unforeseen political turmoil, the Company may experience constraints on the capacity and materials provided by those vendors. The Company also purchases the majority of its communications products from three manufacturers. If delays or interruptions are encountered, shipments of communications products and revenues could be adversely affected.

COST OF SALES AND OTHER EXPENSES

The future overall gross margin percentage may be lower than the gross margin percentage realized in the first nine months of fiscal 1996 as a result of a potential shift in product mix to a greater proportion of multimedia products which realize somewhat lower gross margins than the Company's other products. Moreover, the potential for lower than expected average selling prices and underutilized production capacity could exert additional pressure on gross margins. There can be no assurance that the Company can compensate for these impacts to gross margins by sufficiently increasing unit volume.

With the addition of the Company's test facility in Singapore in the first quarter of fiscal 1995, the Company's total production capacity was increased. If this capacity and its associated overhead costs cannot be fully absorbed, future gross margin will continue to be negatively impacted. In addition, if forecasted sales of certain products are not realized, inventory reserves or write-downs for excess product or product obsolescence may be necessary which would adversely affect future gross margin and operating income. The Company has recognized a write-down of its excess multimedia product inventory and a lower of cost or market adjustment of approximately $8.4 million in the third quarter of fiscal 1996. In the event that future sales of the multimedia products, and for the Company's imaging, communications and graphics products do not materialize as forecasted, additional reserves or inventory write-downs for excess product inventory will be necessary. Furthermore, if average selling prices decline below the cost of products in inventory, it will be necessary to recognize additional lower of cost or market reserves to write inventory down to a cost that would yield normal margins on sales in future periods. If one or more of these events occur in future quarters, the Company's gross margin and operating income could be materially adversely affected.

During the first quarter of fiscal 1996, the Company filed a lawsuit against S3 alleging infringement of a patent related to the Company's multimedia
technology.   The Company filed a motion for a preliminary injunction to prevent S3 from continuing to sell the products which the Company alleges use its patented technology. In March 1996, based on preliminary findings, the court denied the motion for a preliminary injunction. A trial date has been set in August 1996 to hear the Company's request for a permanent injunction and damages. Although, the Company is pursuing what it believes to be valid and meritorious claims against S3, there can be no assurance as to the outcome of this lawsuit. In addition, a complaint was filed on May 6, 1996 against the Company and certain of its current officers in the Superior Court of the State of California, County of San Diego. The complaint alleges that the Company violated certain California corporation and civil code provisions by issuing false and misleading statements about its business and multimedia product line. The Company has reviewed the allegations of the complaint and believes them to be without merit and intends to defend itself

                               Page 17 of 21 pages
vigorously. As a consequence of these lawsuits, the Company is expecting to incur significant legal costs in the last quarter of fiscal 1996 and possibly beyond, regardless of the outcomes. As additional future events warrant, the Company intends to vigorously defend its intellectual property rights. However, there can be no assurance that the Company will be successful in defending these rights.

The Company's effective tax rate is highly dependent on the profitability of its Singapore operations. Accordingly, if forecasted sales and operating profits from this operation are not realized, the Company's effective tax rate will increase.

LIQUIDITY

The Company believes its existing capital resources will be adequate to fund the Company's cash needs for the next twelve months. However, the Company may require additional funds from debt and/or equity financing in the near and/or future periods for product acquisition, product development, securing future wafer capacity, and other corporate needs not presently contemplated by the Company or if results of operations do not meet the Company's expectations. There can be no assurance that such potential sources of financing will be available on reasonable terms, or at all. If the Company is unable to obtain sufficient capital from these potential sources of funds in future periods, it may be required to curtail its capital equipment, product development and/or wafer capacity expenditures and investments, which could adversely affect the Company's future operations and competitive position.




                                 Page 18 of 21 pages

                           PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        See Note 6 of Notes to Consolidated Financial Statements included in
        Part I, Item 1 of this Quarterly Report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   EXHIBITS:

               11. Computation of Earnings (Loss) Per Share
               27. Financial Data Schedules

        (b)   REPORTS ON FORM 8-K:

               None.


                                   Page 19 of 21 pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BROOKTREE CORPORATION



Date:  July 19, 1996                      /s/David H. Russian
      ------------------------         -------------------------------
                                       David H. Russian
                                       Vice President, Finance,
                                       Chief Financial Officer



Date:  July 19, 1996                      /s/Jerry E. Canning
      ------------------------         -------------------------------
                                       Jerry E. Canning
                                       Corporate Controller,
                                       Chief Accounting Officer


                                 Page 20 of 21 pages