Form 10-K/A
period 1995-09-30
BROOKTREE CORP
filed 1996-08-16
CIK 764271

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

FORM 10-K/A AMENDMENT NO. 1

[XX] Amendment to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995     or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (No Fee Required)

                  For the transition period from _____ to _____

                       COMMISSION FILE NUMBER:  000-19053


                             BROOKTREE CORPORATION
             (Exact name of registrant as specified in its charter)


   CALIFORNIA                                                    95-3646367
   (State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                         Identification No.)


                 9868 Scranton Road, San Diego, CA 92121-3707
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (619) 452-7580

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                Title of Class
                                --------------
                          Common Stock, no par value





                                             This document consists of 30 pages.
                                                The Exhibit Index is on page 28.

                              BROOKTREE CORPORATION
                           FORM 10-K/A AMENDMENT NO. 1
                                 ANNUAL REPORT
                       FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS



Item of Form 10-K/A Amendment No. 1                                         Page
- -----------------------------------                                         ----


PART II

Item 7  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 3

Item 8  - Financial Statements and Supplementary Data                        10



PART IV

Item 14 - Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                                28

Signatures                                                                   29

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table set forth for the periods indicated certain financial data as a percentage of revenues:


                                          Year Ended September 30,
        --------------------------------------------------------------
                                        1995       1994        1993
        --------------------------------------------------------------
        Revenues                        100.0 %    100.0 %     100.0 %
        Cost of Sales                    51.8       54.0        43.0
        --------------------------------------------------------------
        Gross Margin                     48.2       46.0        57.0
        --------------------------------------------------------------
        Operating Expenses:

             Research and development    20.6       24.0        20.6
             Sales and marketing         15.2       15.5        15.6
             General and administrative   6.5        5.5         5.4
             Patent litigation              -          -         0.2
             Restructuring charge           -        2.6           -
        --------------------------------------------------------------
                      Total              42.3       47.6        41.8
        --------------------------------------------------------------
        Operating Income (Loss)           5.9       (1.6)       15.2
        Litigation Settlements           (2.2)         -        22.9
        Gain on Sale of Investment        9.4        2.9         1.4
        Interest Income - Net             1.4        1.2         1.2
        --------------------------------------------------------------
        Income before Income Taxes       14.5        2.5        40.7
        Provision for Income Taxes        5.4        0.6        15.2
        --------------------------------------------------------------
        Net Income                        9.1 %      1.9 %      25.5 %
        --------------------------------------------------------------

FISCAL 1995 COMPARED TO FISCAL 1994

REVENUES
     Revenues increased 26.3% to $137.7 million in fiscal 1995 compared to revenues of $109.0 million in fiscal 1994. This increase was primarily due to increased unit volumes of the Company's imaging, communications and automated test equipment (ATE) products, partially offset by decreased unit volumes of graphics products. During the fourth quarter of fiscal 1995, revenues increased, as compared to the third quarter of fiscal 1995, primarily due to $4.5 million in sales of the Company's recently introduced multimedia products, of which there were essentially no sales in the third quarter. In addition, increased unit volumes of imaging products contributed $2.9 million to the increase in revenue in the fourth quarter of fiscal 1995. Overall average selling prices in fiscal 1995 increased slightly due to increases of average selling prices for communication products, offset in part by decreased average selling prices for graphics, imaging and ATE products.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


     Graphics and imaging product revenues in fiscal 1995 included last-time sales of approximately $2.0 million for discontinued products that are not expected to generate future revenues of any significant amount.
     Revenues from the Company's non-graphics product lines amounted to $88.1 million, or 64% of revenues in fiscal 1995, up from approximately $43.8 million, or 40% of revenues in fiscal 1994. A significant portion of the increase in the Company's communications and imaging product lines in fiscal 1995 was attributable to increased shipments of products which were introduced during the past three years. The increase in ATE product revenues was due to increased shipment volumes for parts that the Company has placed under a last-time-buy status. ATE revenues for fiscal 1996 are not expected to exceed ATE revenues achieved in fiscal 1995. The Company expects the trend in the mix of product revenues toward a greater percentage of non-graphics revenues to continue in fiscal 1996. The Company anticipates that future revenue growth could be substantially dependent on its new multimedia products. There can be no assurance, however, that these products will achieve significant market acceptance. In the event that the market does not develop at an acceptable rate or demand for the Company's products does not materialize, the Company may not achieve growth in future revenues. Multimedia product revenues during the first quarter of fiscal 1996 are not expected to contribute substantially to total first quarter revenues.
     During fiscal 1995, the decrease in graphics product revenues was primarily attributable to a decrease in both the unit volumes and average selling prices of several personal computer graphics products. The ongoing integration of the functionality of RAMDACs into graphical user interface (GUI) products by competitors and a general decline in average selling prices due to continued pricing pressures from the Company's OEM customers as well as competition from other suppliers are the primary causes for the decline in personal computer graphics revenues. During fiscal 1995, a greater percentage of the Company's personal computer graphics revenues was concentrated among a few key customers. The loss of one or more of these customers or a decrease in their demand for these products could adversely affect future revenues.
     The Company's operating results are subject to quarterly fluctuations as a result of a number of factors, including competitive pressures on selling prices, adequate availability of wafers, integrated circuit packages and finish-tested packaged parts, fluctuation in test yields, changes in the mix of products sold, the timing and success of new product introductions, foreign currency fluctuations that impact wafer costs and the scheduling of orders by its customers. Furthermore, the semiconductor industry has historically been characterized by business cycles, with economic downturns resulting in diminished product demand and erosion of average selling prices. The Company believes that the cyclical nature of the semiconductor business could have an impact on its business and operating results in the future. Additionally, the semiconductor industry is intensely competitive and is generally characterized by rapid technological change and rapid rates of product obsolescence. The Company believes that its ability to compete depends upon elements both within and beyond its control, including, but not limited to, the success and timing of new product development and introduction by the Company and its competitors, customer order patterns, customer support, product performance and selling prices. There can be no assurance that the Company will compete successfully as to these or other elements.
     The Company does not directly manufacture the finished silicon wafers used for its products. Finished wafers for the Company's products are currently manufactured by several qualified wafer suppliers, two of which currently supply the substantial majority of the Company's wafers. The Company is dependent on these suppliers to obtain adequate supply of raw materials and to provide it with an adequate supply of wafers to meet customer demand for products. Wafer capacity in the semiconductor industry is currently limited and has caused concern, within the industry, that such capacity may continue to be limited over the next several years. Universal wafer capacity limitations may increase the difficulty for the Company to obtain adequate capacity and may result in increased wafer prices and increased lead times. Any increase in general demand for wafers over currently expected levels or any failure of the wafer supply to grow at anticipated rates could magnify these problems. Although the Company has put in place long-term supply arrangements with three vendors in an effort to secure capacity, and may continue to pursue similar supply arrangements in the future, there can be no assurance that these arrangements will be adequate.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (CONTINUED)


     Since a significant percentage of the Company's products are manufactured utilizing sub-micron wafers, the Company routinely seeks the qualification of new processes at its current wafer suppliers in addition to other wafer suppliers that can provide sub-micron wafers. Additional qualified sources of supply could reduce the Company's dependence on a few manufacturers to fulfill its needs for wafer capacity. However, there can be no assurance that the Company will be successful in identifying and qualifying new processes and/or suppliers, or that such suppliers will have available capacity to maintain adequate sources of supply for finished silicon wafers or reduce the Company's dependence on a few suppliers. If the Company were unable to obtain a sufficient supply of wafers to meet sales demand, its financial position and results of operations could be adversely affected.
     During fiscal 1994, the Company was informed by two suppliers which provide substantially all of its bipolar wafer requirements that these suppliers would be discontinuing the manufacture of wafers of this kind. Both suppliers have given the Company last-time-buy notices, which range to the middle of 1996. Bipolar wafers are predominantly used in the manufacture of ATE and certain graphics products. The Company has worked closely with its customers to determine their future demand for products which incorporate the bipolar process in order that the Company can order sufficient quantities of bipolar wafers to meet anticipated future demand. An inadequate estimate of future bipolar wafer needs or an unforeseen interruption in the supply of its bipolar wafers could adversely affect the Company's ability to meet its customer needs and impact revenues.
     The assembly and packaging of all the Company's products is performed by several vendors. The Company is dependent upon these vendors to provide the Company adequate capacity and related raw materials to meet its customer requirements. In some cases, the Company's vendors, in turn, are dependent upon a few suppliers for certain of their packaging and material supplies. A restriction on the capacity or materials provided by one or more of its assembly and packaging vendors could adversely affect the Company's ability to meet customer demand for certain products and adversely impact revenues. In addition, some of the Company's vendors could be affected by political instability in their countries or countries neighboring those in which they operate. To the extent that any of the Company's vendors are affected by unforeseen political turmoil, the Company may experience constraints on the capacity and materials provided by those vendors. The Company also purchases the majority of its communications products from three manufacturers. If delays or interruptions are encountered, shipments of communications products and revenues could be adversely affected.

COST OF SALES AND GROSS MARGIN
     The Company's cost of sales includes the cost of wafer fabrication and packaging and assembly performed by third party vendors, and direct and indirect costs associated with the procurement, scheduling, testing and quality assurance functions performed by the Company. Gross margin as a percentage of revenues in fiscal 1995 increased to 48.2% from 46.0% in fiscal 1994.
     During fiscal 1995, gross margin increased primarily due to a shift in the mix of products sold to a greater percentage of non-graphics products which realize higher gross margins, an increase in overall average selling prices, as discussed above, and lower average product costs for imaging and ATE products. Average product costs for imaging products decreased primarily as a result of lower reserves expense for excess products and improved manufacturing yields. ATE average product costs decreased as a result of greater number of units sold over which certain fixed costs were allocated.
     Average selling prices for certain of the Company's products, especially for mature products, generally decline over a period of time. The Company expects average selling prices for its mature products to continue to decline in future periods. The Company attempts to offset this reduction in average selling prices, and the related negative impact on gross margin, by a combination of the following factors: increasing unit sales volumes, reducing material costs, improving manufacturing yields and introducing new products of superior performance and capabilities with higher prices and margins. There can be no assurances that the Company will be successful in these efforts or that these efforts, if successful, will fully offset price declines in future periods. The Company anticipates that future overall gross margin percentage will be lower than fiscal 1995 gross margin percentage as a result of a possible
shift in product mix from     which  the  Company  expects  to derive  a
greater proportion  of  its  revenues  from  multimedia  products which realize

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

somewhat lower gross margins than its other products. There can be no assurance that the Company can compensate for this potential impact to gross margins by sufficiently increasing unit volume.
     With the addition of the Company's test facility in Singapore at the beginning of fiscal 1995, the Company's total production capacity has increased. If this capacity and its associated overhead costs cannot be fully absorbed, future gross margin may be negatively impacted. In addition, if forecasted sales of certain products are not realized, increased inventory reserves for excess product or product obsolescence may be necessary which would adversely affect future gross margins. For instance, the Company has increased its levels of multimedia inventory in anticipation of future sales. In the event these sales do not materialize as expected, reserves for excess multimedia product inventory may be necessary.
     The Company's future gross margin could be negatively impacted by price increases for wafer purchases if the Company's wafer suppliers exercise certain contractual rights to compensate them for the devaluation of the U.S. dollar relative to their local currency. There can be no assurance that the Company will be able to increase prices of its products to offset potential increases in wafer costs.

OPERATING EXPENSES
     Research and development expense in fiscal 1995 increased by $2.2 million but decreased as a percentage of revenue to 20.6% from 24.0% in fiscal 1994.
The increase in expenses in fiscal 1995 was primarily to support the ongoing development of the Company's products and new technologies in the form of additional engineering personnel and related costs, and increased prototype expenses.
     Sales and marketing expenses in fiscal 1995 increased $4.0 million but decreased as a percentage of revenue to 15.2% from 15.5% in fiscal 1994. This expense increase was primarily to support marketing of the Company's products in the form of additional marketing personnel and related employment costs, travel and costs related to increased attendance at trade shows and expositions. Additionally, sales and marketing expense increased as a result of an increase in commission expense due to higher revenues.
     General and administrative expenses in fiscal 1995 increased $2.9 million and as a percent of revenue to 6.5% from 5.5% in fiscal 1994. The increase in expenses during fiscal 1995 was primarily due to increased salaries and employment costs in support of the Company's Singapore operations, legal defense costs in association with the class-action complaints and increased asset reserves.
     Subsequent to the end of fiscal 1995, the Company filed a lawsuit against a competitor for infringement of a patent related to its new multimedia technology. The Company is seeking a preliminary injunction to prevent this competitor from continuing to sell the products which the Company alleges use its patented technology. Consequently, the Company is expecting it will incur patent litigation costs in fiscal 1996. As additional future events warrant, the Company intends to vigorously defend its intellectual property rights. However, there can be no assurance that the Company will be successful in defending these rights.

INTEREST INCOME
     Net interest income in fiscal 1995 increased $0.6 million compared to fiscal 1994 . This was primarily due to higher interest rates and more cash available for investment compared to the same periods in fiscal 1994.

GAIN ON SALE OF INVESTMENT
     On several occasions during fiscal 1995 and fiscal 1994, the Company sold portions of its minority interest investment in a telecommunications company for approximately $14.0 million and $3.8 million, respectively. These sales resulted in an after-tax gain of approximately $8.1 million ($0.45 per share, fully diluted) in fiscal 1995 and $2.3 million ($0.14 per share, fully diluted) in fiscal 1994.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)



LITIGATION SETTLEMENT
    In June 1994, two civil class action complaints were filed against the Company, certain of its current and former directors and officers, and its largest shareholder. The complaints alleged that the defendants misrepresented or failed to disclose material facts about the Company's operations and financial results, which plaintiffs asserted artificially inflated the market price of the Company's common stock. In March 1995, the Company entered into an agreement to settle both complaints for approximately $5.5 million, subject to the finalization of formal settlement documents. The settlement was recorded in fiscal 1995, net of approximately $2.5 million paid by the insurance company that provides the Company's directors' and officers' liability insurance.
During fiscal 1995, the settlement amount was paid into an escrow account. The court approved the settlement in October 1995. See Note 13 of Notes to Consolidated Financial Statements.

PROVISION FOR INCOME TAXES
    The provision for income taxes is computed based on the Company's pretax income, adjusted for tax credits and other permanent differences. The effective tax rate for fiscal 1995 was approximately 37.0%. This tax rate is higher than the fiscal 1994 tax rate of 26.5% primarily due to higher start-up expenses that resulted in a loss in fiscal 1995 for the Company's test facility in Singapore. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109.

FISCAL 1994 COMPARED TO FISCAL 1993

    Fiscal 1994 revenues decreased 2% to $109.0 million from $111.3 million in fiscal 1993. The decrease in fiscal 1994 revenue was primarily attributable to a decrease in sales of graphics products which offset an increase in sales of the Company's imaging, communications and ATE product lines.
    Graphics product revenues decreased $14.6 million or 18% from fiscal 1993. This decline was primarily due to a significant reduction in average selling prices, which is more fully explained below, for both the Company's personal computer and workstation graphics products. To a lesser extent, graphics product revenues decreased due to a change in the product mix between personal computer and workstation graphics during fiscal 1994, whereas lower-priced personal computer graphics products accounted for 54% of total graphics product revenues, compared to 46% in fiscal 1993. The growth in imaging product revenues was attributable to increased unit volumes of two products. The increase during fiscal 1994 in communications product sales was attributable to increased sales of the communications product line acquired from Base(2) Systems, Inc. ("Base(2)"), in January 1993 and sales of communications products developed and introduced by the Company in mid fiscal 1993.
    With the exception of the ATE product line, average selling prices for all product lines decreased during fiscal 1994 as compared to fiscal 1993. Overall average selling prices decreased approximately 14%. This decline in average selling prices was partially offset by an increase in unit sales of the Company's personal computer graphics, imaging, communications and ATE product lines. Average selling prices for personal computer and workstation graphics products declined 11% and 17%, respectively, during fiscal 1994. The decrease in personal computer graphics average selling prices was primarily attributable to increased sales of lower-priced products and increased pricing pressures from competitors. The decrease in workstation graphics average selling prices was primarily the result of continued pricing pressures from the Company's OEM customers as well as competition from other suppliers.
    Revenues from the Company's non-graphics product lines amounted to $43.8 million or 40% of revenues in fiscal 1994, up from $31.5 million or 28% of revenues in fiscal 1993.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)


COST OF SALES AND GROSS MARGIN
    Gross margin as a percentage of revenues in fiscal 1994 decreased to 46.0% from 57.0% in fiscal 1993. The decrease in gross margin was due to the significant decline in average selling prices for graphics products, as discussed above, and to a lesser extent, an increase in average product costs for the Company's graphics, imaging and communications products. Graphics product costs increased primarily due to higher material costs, the result of increased production of advanced, sub-micron integrated circuits using more expensive packaging and increased amortization expense. Imaging product costs increased primarily due to an increase in inventory reserves and low manufacturing yields. Communications product costs increased as a result of increased inventory reserves and amortization of acquired technologies.

OPERATING EXPENSES
    Research and development expense in fiscal 1994 increased by $3.2 million and as a percentage of revenue to 24.0% from 20.6% in fiscal 1993. The increase in expense was primarily to support the ongoing development of the Company's products and new technologies in the form of additional design personnel and related employment costs, consulting and other outside services, prototype, mask and depreciation expenses.
    Sales and marketing expenses in fiscal 1994 decreased $0.4 million and as a percentage of revenue to 15.5% from 15.6% in fiscal 1993. This slight decrease reflected a decrease in amortization expenses and lower sales commissions, offset by increased salaries and benefits, sales literature and marketing expenses in support of the Company's product lines and customer base.
    General and administrative expenses in fiscal 1994 decreased $0.1 million but increased as a percentage of revenue to 5.5% from 5.4% in fiscal 1993. The decrease was primarily attributable to a reduction in salaries and benefits which offset incremental administrative costs of the Company's Singapore operations.

GAIN ON SALE OF INVESTMENT
    In fiscal 1994, the Company sold approximately 28% of its minority interest investment in a telecommunications company for approximately $3.8 million in cash. During fiscal 1993, the Company sold approximately 10% of its interest in this telecommunications company for $1.9 million. The sales resulted in an after-tax gain of approximately $2.3 million ($0.14 per share) and $1.1 million ($0.06 per share) in fiscal 1994 and 1993, respectively.

RESTRUCTURING CHARGE
    During fiscal 1994, the Company recognized a restructuring charge of $2.8 million in connection with restructuring of its ATE business and a 7% reduction in its workforce. The Company took this action as a result of its decision to discontinue the development of future ATE products and, instead, focus resources on its communications and multimedia businesses. The one-time charge included $0.6 million for employee severance and related expenses and $2.2 million for a reserve against a portion of its ATE inventory, equipment and related costs.
All severance payments were disbursed during fiscal 1994. A portion of the inventory reserve was used to write off obsolete inventory. The Company estimates that the remaining reserve continues to be appropriate for potential obsolescence of its existing ATE products.

INTEREST INCOME
    Net interest income in fiscal 1994 increased 3% to $1.3 million compared to fiscal 1993, primarily due to an increase in interest rates.

INCOME TAXES
    The tax rate for fiscal 1994 was 26.5%, compared to the fiscal 1993 tax rate of 37.4%. The decrease in the fiscal 1994 tax rate reflected a reduction in taxes due to reduced taxable income, an increase in tax-exempt interest income and the utilization of tax credits.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES.

    At September 30, 1995, the Company had $13.5 million in cash and cash equivalents, and $29.9 million in short-term investments. The Company's operating activities generated net cash of $11.8 million and $22.4 million in fiscal 1995 and 1994, respectively; its financing activities generated $11.0 million and $0.4 million for the same years, primarily from borrowing against a bank line of credit during fiscal 1995 and common stock issued due to options exercised. Investing activities used $20.6 million during fiscal 1995 and $16.0 million in fiscal 1994. The Company's working capital increased from $60.7 million at September 24, 1994 to $67.0 million at September 30, 1995 for the reasons discussed below.
    The principal source of cash from operating activities, aside from net income and non-cash adjustments thereto, was from an increase in accounts payable and other accrued expenses ($10.9 million) during fiscal 1995. Accounts payable and accrued expenses increased primarily due to an increase in payables resulting from the purchase of inventory and equipment and an increase in advanced payments from customers for future delivery of ATE last-time-buy products. The primary uses of cash for operating activities during fiscal 1995 were $8.9 million increase in trade receivables and an increase in inventory of $4.9 million. Accounts receivable increased due to higher shipments in the latter part of the fourth quarter of fiscal 1995 than in the latter part of the fourth quarter of fiscal 1994.
    The Company's principal investment activity during fiscal 1995 was the sale of a portion ($14.0 million) of the Company's minority investment in a telecommunications company. The funds provided by the sale of this investment were partially used to finance an advance payment to Seiko Epson Corporation of $9.0 million for future wafers, an additional payment of $1.4 million in connection with the acquisition of Base(2), an investment of $3.3 million in Chartered Semiconductor Manufacturing, Ltd and expenditures of $17.3 million for capital equipment.
    The Company has budgeted approximately $22 million for equipment expenditures in fiscal 1996 primarily in support of expansion of the Company's Singapore facility. The fiscal 1996 advance payments to Seiko Epson Corporation will be approximately $27.8 million. In addition, the Company is obligated to make its remaining investment of approximately $3.4 million in Chartered Semiconductor Manufacturing, Ltd. in March 1996. Subsequent to the end of fiscal 1995, the Company entered into two agreements with Taiwan Semiconductor Manufacturing Co., Ltd. which grant the Company options to obtain an additional supply of wafers. Pursuant to these agreements, the Company may make several installment payments in 1996 and 1997 which could total approximately $59.0 million. If the Company elects to exercise these options, the first installment of $19.6 million is due January 31, 1996. The Company expects to finance these expenditures from existing capital resources, cash generated from operations, debt and/or equity financing.
    At the end of fiscal 1995, the Company finalized an agreement with its bank to provide a $5.0 million revolving line of credit facility to finance short-term working capital requirements and a $6.0 million non-revolving-to-term loan for equipment purchases to support expansion of its operations in Singapore. At September 30, 1995, no borrowings have been made against these facilities.
    During fiscal 1994, the Company entered into bank financing arrangements for a working capital line of credit and a term loan in connection with the development and expansion of its operations in Singapore. At September 30, 1995, borrowings under these facilities totaled $7.9 million, secured by production equipment in Singapore. Total potential borrowings under these facilities could amount to approximately $11.2 million.
   The Company believes its existing capital resources, combined with cash expected to be generated from operations and potential resources from debt and/or equity financing, will be adequate to fund the Company's cash needs for the next fiscal year. However, the Company may seek additional sources of funds in the future for product acquisition, product development, securing future wafer capacity and other corporate needs. There can be no assurance that such potential sources of financing will be available on reasonable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                BROOKTREE CORPORATION
                             CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                                                              September 30,
- --------------------------------------------------------------------------------------------------------------
                                                                                     1995                1994
- --------------------------------------------------------------------------------------------------------------
ASSETS
- --------------------------------------------------------------------------------------------------------------
Current Assets:
    Cash and cash equivalents                                                 $    13,509         $    11,288
    Short-term investments                                                         29,949              27,545
    Receivables                                                                    23,757              15,742
    Inventories                                                                    20,805              15,571
    Deferred income taxes                                                           4,752               4,083
    Prepaid and other current assets                                                9,464               2,940
- --------------------------------------------------------------------------------------------------------------
         Total current assets                                                     102,236              77,169
- --------------------------------------------------------------------------------------------------------------

Property and Equipment                                                             49,137              42,517
Other Assets                                                                       36,669              22,727
- --------------------------------------------------------------------------------------------------------------
                                                                              $   188,042         $   142,413
- --------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------------------

Current Liabilities:
    Current portion of long-term obligations                                  $     3,602         $     1,333
    Accounts payable                                                               16,245               5,725
    Accrued payroll and benefits                                                    5,029               3,241
    Accrued expenses                                                                3,917               1,392
    Income taxes payable                                                            1,306               1,592
    Deferred revenue                                                                5,099               3,182
- --------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                 35,198              16,465
- --------------------------------------------------------------------------------------------------------------
Long-Term Obligations and Other                                                     8,870               3,013
- --------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 4, 5, 6 and 13)
- --------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
    Preferred stock authorized 15,000,000
         shares, none outstanding.
    Common stock, authorized 45,000,000
         shares, no par value, issued
            and outstanding - 16,654,722 in 1995
            and 16,222,593 in 1994                                                 74,249              69,928
    Unrealized gain on available-for-sale securities, net of tax                    4,174                   -
    Retained earnings                                                              65,551              53,007
- --------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                               143,974             122,935
- --------------------------------------------------------------------------------------------------------------
                                                                              $   188,042         $   142,413
- --------------------------------------------------------------------------------------------------------------
See accompanying notes.

                                                                          10


                              BROOKTREE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                 Year Ended September 30,
- --------------------------------------------------------------------------------------------------------------
                                                                 1995                1994                1993
- --------------------------------------------------------------------------------------------------------------
Revenues                                                   $  137,662          $  108,964          $  111,342
- --------------------------------------------------------------------------------------------------------------

Cost of Sales                                                  71,322              58,804              47,896
- --------------------------------------------------------------------------------------------------------------

Gross Margin                                                   66,340              50,160              63,446
- --------------------------------------------------------------------------------------------------------------

Operating Expenses:
    Research and development                                   28,332              26,131              22,948
    Sales and marketing                                        20,964              16,955              17,383
    General and administrative                                  8,870               5,951               6,020
    Patent litigation                                               -                   -                 150
    Restructuring charge                                            -               2,815                   -
- --------------------------------------------------------------------------------------------------------------
         Total                                                 58,166              51,852              46,501
- --------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                         8,174              (1,692)             16,945

Litigation Settlements                                         (3,050)                  -              25,515
Gain on Sale of Investment                                     12,911               3,125               1,605
Interest Income - Net                                           1,877               1,324               1,284
- --------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                     19,912               2,757              45,349
Provision for Income Taxes                                      7,368                 730              16,978
- --------------------------------------------------------------------------------------------------------------

Net Income                                                 $   12,544          $    2,027          $   28,371
- --------------------------------------------------------------------------------------------------------------

Earnings Per Share:
    Primary                                                $     0.72          $     0.12          $     1.73
    Fully Diluted                                          $     0.69          $     0.12          $     1.72
- --------------------------------------------------------------------------------------------------------------

Weighted Average Common and
    Common Equivalent shares:
         Primary                                               17,418              16,432              16,439
         Fully Diluted                                         18,181              16,539              16,528
- --------------------------------------------------------------------------------------------------------------
See accompanying notes.


                                                                          11

                                BROOKTREE CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                  Unrealized
                                                                                                   Gain on
                                                                   Common Stock                   Available-
                                                               --------------------   Retained    for-Sale
(IN THOUSANDS)                                                  Shares      Amount    Earnings    Securities      Total
- --------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1992                                  15,597    $ 62,955    $ 22,609     $     -    $  85,564

Stock repurchased                                                   (5)        (60)                                 (60)
Options exercised                                                  448       3,737                                3,737
Warrants exercised                                                  31         246                                  246
Collection on notes receivable                                                 146                                  146
Tax benefit from option transactions                                         1,293                                1,293
1984 and 1988 Stock Purchase Plans                                             263                                  263
1992 Employee Stock Purchase Plan                                  101         890                                  890
Net income                                                                              28,371                   28,371
- --------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1993                                  16,172      69,470      50,980           -      120,450

Stock repurchased                                                 (195)     (1,372)                              (1,372)
Options exercised                                                   90         692                                  692
1984 and 1988 Stock Purchase Plans                                              16                                   16
1992 Employee Stock Purchase Plan                                  156       1,122                                1,122
Net income                                                                               2,027                    2,027
- --------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1994                                  16,223      69,928      53,007           -      122,935

Options exercised                                                  238       1,716                                1,716
Tax benefit from option transactions                                         1,057                                1,057
1984 and 1988 Stock Purchase Plans                                             289                                  289
1992 Employee Stock Purchase Plan                                  194       1,259                                1,259
Unrealized gain on available-for-sale securities, net of taxes                                       4,174        4,174
Net income                                                                              12,544                   12,544
- --------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1995                                  16,655    $ 74,249    $ 65,551     $ 4,174    $ 143,974
- --------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

                                  BROOKTREE CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


(IN THOUSANDS)                                                       Year Ended September 30,
- -------------------------------------------------------------------------------------------------
                                                                    1995        1994        1993
- -------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                 $ 12,544    $  2,027    $ 28,371
     Adjustments to reconcile net income
          to net cash provided by operating activities:
          Depreciation and amortization                           13,921      13,171      10,297
          Gain on sale of investment                             (12,911)     (3,125)     (1,605)
          Restructuring charge                                         -       2,815           -
     Changes in operating assets and liabilities:
          (Increase) decrease in receivables                      (8,914)      3,994      (3,027)
          (Increase) decrease in inventories                      (4,851)      6,690      (8,355)
          Increase (decrease) in accounts
               payable and other accrued expenses                 10,980      (2,028)        596
          Other - net                                              1,080      (1,161)      1,604
- -------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         11,849      22,383      27,881
- -------------------------------------------------------------------------------------------------
Investing Activities:
     Capital and property expenditures                           (17,334)    (17,510)    (22,408)
     Purchase of short-term investments                          (49,285)     (9,712)    (34,308)
     Sales of short-term investments                              46,736      17,827      33,561
     Purchase of net assets of Base2                             (1,447)      (4,049)     (9,127)
     Advanced wafer purchase payments                            (9,000)      (2,000)          -
     Proceeds from sale of investments                           14,037        3,764       1,905
     Other investments                                           (4,319)      (4,310)       (522)
- -------------------------------------------------------------------------------------------------
Net cash used for investing activities                          (20,612)     (15,990)    (30,899)
- -------------------------------------------------------------------------------------------------
Financing Activities:
     Issuance of common stock                                     3,255        1,830       5,136
     Repurchase of common stock                                       -       (1,372)        (60)
     Employee notes receivable issued, net of repayments            274         (248)        212
     Issuance of long-term obligations, net of repayments         7,455          150      (1,062)
- -------------------------------------------------------------------------------------------------
Net cash provided by financing activities                        10,984          360       4,226
- -------------------------------------------------------------------------------------------------
Net Increase In Cash and Cash Equivalents                         2,221        6,753       1,208
Cash and Cash Equivalents at Beginning of Year                   11,288        4,535       3,327
- -------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                       $ 13,509     $ 11,288    $  4,535
- -------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                  $    218     $     11    $     93
Income taxes paid, net of refund                                 11,058          291      17,379
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:

Capital equipment acquired through
     the exchange of non-cash asset                            $      -     $      -    $    408

See accompanying notes.

                         BROOKTREE CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

   Brooktree Corporation and its subsidiaries (the "Company" or "Brooktree") design, develop and market proprietary high-performance digital and mixed-signal integrated circuits for computer graphics, imaging, multimedia, communications and automated test equipment applications.

   The Company's principal operations are conducted in the United States. In September 1994, the Company commenced operations of its subsidiary in Singapore. Independent subcontractors, both domestic and foreign, are used for the fabrication and assembly of semiconductor components.

   The Company performs ongoing credit evaluations of its customers, but does not require collateral. The Company maintains reserves for potential credit losses; to date, such losses have been insignificant and within management's expectations.

PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant intercompany accounts and transactions.

   Certain amounts in the consolidated financial statements and accompanying notes for fiscal 1994 and 1993 have been reclassified to conform with the fiscal 1995 presentation.

FISCAL YEAR

   For ease of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact the Company operates and reports on a 52-53 week fiscal year ending on the last Saturday in September. Fiscal year 1995 included 53 weeks and fiscal years 1994 and 1993 included 52 weeks.

REVENUE RECOGNITION

   Product sales to OEM customers are recognized as revenues upon shipment. Sales to domestic distributors are subject to agreements allowing certain rights of return and price protection on products not resold by the distributors. Consequently, the recognition of revenue from these sales is deferred and classified as deferred revenue in the Company's consolidated balance sheets until the products are resold to the consumer.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term investments have original maturities of greater than three months and are highly liquid. Cash equivalents and short-term investments are carried at market in accordance with Statement of Financial Accounting Standards No. 115 (see Note 10). Although the Company is exposed to potential credit risk in the event of default by financial institutions or issuers of the investment, the Company's cash investment policies limit the exposure to any one institution or issuer and restrict placement of these investments to only institutions or issuers evaluated as highly credit worthy.

INVENTORIES

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of generally three to five years for equipment and up to forty years for buildings. Amortization of leasehold improvements is based on the lesser of the estimated useful life or the remaining term of the related lease.

                              BROOKTREE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


INCOME TAXES

   Effective fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As permitted by Statement No. 109, the Company elected not to restate the financial statements of prior years for which the provision for income taxes was computed in accordance with Accounting Principles Board Opinion No. 11. The effect of the change on income taxes for fiscal 1994 and the cumulative effect of the change were not material. Research and development credits are recognized as a reduction of the provision for income taxes when utilized.

EARNINGS PER SHARE

   Primary earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during each period. Fully diluted earnings per share reflect additional dilution from stock options due to the use of the market price at the end of the period when higher than the average price for the period. Stock options and warrants (computed using the treasury stock or modified treasury stock method, as appropriate) are considered to be common stock equivalents.

FOREIGN CURRENCY REMEASUREMENT

   All accounts of foreign subsidiaries have been remeasured using the U.S. dollar as the functional currency. Accordingly, all gains and losses resulting from the remeasurement of these accounts are reflected in the results of operations. Assets and liabilities of the foreign subsidiaries have been remeasured at the rate in effect at the balance sheet date, except inventory and fixed assets which have been remeasured at historical rates. The statements of income have been remeasured at average rates of exchange, except cost of sales and depreciation which have been remeasured at
historical rates.   Occasionally, the Company enters into forward exchange
contracts which hedge foreign currency exposures arising from normal, ongoing business transactions. Gains and losses resulting from such transactions are included in results of operations. For fiscal years 1995, 1994 and 1993, the gains and losses arising from the remeasurement of foreign subsidiaries' accounts and forward exchange contracts have not been significant.

                              BROOKTREE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 2.  FINANCIAL STATEMENT DETAILS

                                                                                 September 30,
- --------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                    1995             1994
- --------------------------------------------------------------------------------------------------------
Receivables:
     Trade receivables                                                     $    24,778      $    16,035
     Less allowance for bad debts                                               (1,021)            (293)
- --------------------------------------------------------------------------------------------------------
                                                                           $    23,757      $    15,742
- --------------------------------------------------------------------------------------------------------

Inventories:
     Raw materials                                                         $        48      $       245
     Work-in-process                                                            11,381            6,700
     Finished goods                                                              9,376            8,626
- --------------------------------------------------------------------------------------------------------
                                                                           $    20,805      $    15,571
- --------------------------------------------------------------------------------------------------------

Property and equipment:
     Land                                                                  $     3,000      $     3,000
     Buildings                                                                  12,387           12,353
     Machinery and equipment                                                    67,125           57,729
     Furniture and fixtures                                                      1,230            1,220
     Leasehold improvements                                                        888              890
- --------------------------------------------------------------------------------------------------------
                                                                                84,630           75,192
Less accumulated depreciation and amortization                                 (35,493)         (32,675)
- --------------------------------------------------------------------------------------------------------
                                                                           $    49,137      $    42,517
- --------------------------------------------------------------------------------------------------------

Other assets:
     Purchased intangible assets                                           $    12,218    $      13,797
     Other                                                                      24,451            8,930
- --------------------------------------------------------------------------------------------------------
                                                                           $    36,669    $      22,727
- --------------------------------------------------------------------------------------------------------

Current portion of long-term obligations:
     Note payable                                                          $     2,269      $         -
     Accrued Base2 purchase payments                                             1,333            1,333
- --------------------------------------------------------------------------------------------------------
                                                                           $     3,602      $     1,333
- --------------------------------------------------------------------------------------------------------

Long-term obligations and other:
     Note payable                                                          $     5,605      $       419
     Accrued Base2 purchase payments
                                                                                      -            1,333
     Deferred income taxes payable                                               3,265            1,261
- --------------------------------------------------------------------------------------------------------
                                                                           $     8,870      $     3,013
- --------------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED SEPTEMBER 30,
- --------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   1995             1994             1993
- --------------------------------------------------------------------------------------------------------

Interest income-net:
     Interest income                                      $     2,095      $     1,335      $     1,377
     Interest expense                                            (218)             (11)             (93)
- --------------------------------------------------------------------------------------------------------
                                                          $     1,877      $     1,324      $     1,284
- --------------------------------------------------------------------------------------------------------

                              BROOKTREE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 3. RESTRUCTURING CHARGE

     In March 1994, the Company recognized a charge of $2,815,000 in connection with restructuring its Automated Test Equipment ("ATE") business line and a seven percent reduction in workforce.
     The Company decided that development of new ATE products was not consistent with its long-term strategic direction and, therefore, took this action in an effort to focus resources on its multimedia and communications businesses. The Company discontinued the development of future ATE products but will continue sales, marketing and production support of existing ATE products. The restructuring charge included $615,000 for employee severance and related costs and $2,200,000 for a reserve against a portion of its ATE inventory, equipment and related costs. All severance payments were disbursed during fiscal 1994. A portion of the inventory reserve was used to write-off obsolete inventory. The Company estimates that the remaining inventory reserve continues to be appropriate for potential obsolescence of its existing ATE products.

NOTE 4.  TRANSACTIONS

     On several occasions throughout fiscal 1995, 1994 and 1993, the Company sold a total of approximately 86% of its minority interest investment in a telecommunications company for $14,037,000, $3,764,000 and $1,905,000, respectively. After these sales, the Company's remaining investment represented less than 10% of the outstanding common stock of the company. These sales resulted in an after-tax gain of $8,143,000 ($0.45 per share on a fully diluted basis) in fiscal 1995, $2,297,000 ($0.14 per share on a fully diluted basis) in fiscal 1994 and $1,059,000 ($0.06 per share on a fully diluted basis) in fiscal 1993.
     In January 1993, the Company acquired all the assets and assumed certain liabilities of Base(2) Systems, Inc. ("Base(2)"), a Colorado-based designer and marketer of integrated circuits for the telecommunications market, for a purchase price of $9,000,000 in cash. Additional consideration of approximately $5,496,000 was paid through fiscal 1995. Remaining consideration of $1,333,000 has been accrued and will be paid in fiscal 1996 contingent upon certain conditions. The Company accounted for the acquisition as a purchase and, accordingly, allocated the purchase price to acquired assets, assumed liabilities, technology, non-compete agreements, goodwill and other intangibles. Amortization of these assets is on a straight line basis over five to ten years. The Company's consolidated financial statements include the results of Base2 from January 15, 1993.

NOTE 5.  COMMITMENTS

LEASES
     Prior to fiscal 1994, the Company had leased equipment under various capital leases, however, it fully satisfied all existing capital lease obligations during fiscal 1994. The Company exercised the option to purchase equipment at fair value in accordance with the provisions contained in certain leases. All equipment acquired under capital leases was fully depreciated in fiscal 1994. Amortization expense for fiscal 1994 and 1993 was $9,000 and $132,000, respectively.
     In March 1993, the Company purchased two office buildings totaling 170,000 square feet and adjacent land to replace its major facilities leased in San Diego for $7,800,000 in cash. The Company expended an additional $3,600,000 in the second half of fiscal 1993 and $4,000,000 during fiscal 1994 for modifications and improvements to the property. Prior to this purchase, the Company leased all of its facilities under various operating leases. The leases for the former San Diego facilities terminated during the first half of fiscal 1994. The Company leases sales offices in various locations in the United States and Europe. Additionally, the Company leases a production facility in connection with its operations in Singapore. This lease expires in June 1997. Rental expense for facilities under operating leases amounted to approximately $722,000 for fiscal 1995, $1,002,000 for fiscal 1994 and $1,673,000 for fiscal
1993.

                              BROOKTREE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     Minimum future operating lease payments under non-cancelable leases at September 30, 1995 are $708,000 in fiscal 1996, $534,000 in fiscal 1997,
$141,000 in fiscal 1998, $117,000 in fiscal 1999, $17,000 in fiscal 2000 and
$59,000 thereafter.

WAFER CAPACITY
     Subsequent to the end of fiscal 1995, the Company entered into two agreements with Taiwan Semiconductor Manufacturing Co., Ltd. which grant the Company options to obtain an additional supply of wafers. Pursuant to these agreements, the Company may make several installment payments in 1996 and 1997 which could total approximately $59,000,000. If the Company elects to exercise these options, the first installment of $19,600,000 is due on January 31, 1996.
     In August 1994, the Company entered into an Advance Production Payment Agreement with Seiko Epson Corporation ("Seiko"). The Company agreed to pay Seiko $45,000,000 in installments over approximately three years, of which $9,000,000 was paid in fiscal 1995 and $27,750,000 is to be paid in fiscal 1996 and $8,250,000 to be paid in fiscal 1997. These installments are to assist Seiko in the expansion of an advanced sub-micron wafer CMOS process line to fabricate semiconductor wafers. The Company recorded a portion of the $9,000,000 installment as a current asset based on the projected wafers to be received in the next fiscal year; the remaining portion was recorded as a non-current asset. As wafers are received by the Company, other assets will be reduced and the value will be transferred to inventory. The Company will receive these wafers as its production needs require. Seiko agreed to provide the Company with a guaranteed minimum supply of wafers at favorable prices and 25 free wafers after each 2,000 wafers ordered by the Company.
     This agreement will be effective until either Seiko supplies the Company with the minimum supply of wafers or all amounts paid have been credited against wafer receipts. In the event of default by either party, this agreement contains provisions for termination, whereby the obligation for payment of subsequent installments would cease and the portion of payments previously made but not credited with wafer receipts would be refunded, net of reasonable costs incurred by Seiko.
     In connection with this agreement, the Company paid Seiko $2,000,000 in fiscal 1994 to cover additional expenses required for the acquisition of equipment, construction of a new facility and fabrication of wafers. In consideration of this payment, Seiko will fabricate and deliver, free of charge, engineering wafers to be provided over the next three years. Such wafers will be charged to expense upon receipt.
     In February 1994, the Company entered into an agreement with Chartered Semiconductor Manufacturing, Ltd. ("CSM") which provides for an investment of approximately $10,700,000 to be applied towards the construction of a new CSM wafer fabrication facility in Singapore. In consideration for the investment, the Company receives a minority equity position in CSM and will receive guaranteed foundry capacity for sub-micron wafers. The Company invested $3,255,000 in fiscal 1995 and $4,057,000 in fiscal 1994 and is expected to invest approximately $3,400,000 in fiscal 1996. The Company accounts for this investment by the cost method.

NOTE 6.  NOTES PAYABLE

     In September 1995, the Company finalized an agreement with a bank to provide a $5,000,000 revolving line of credit facility to finance short-term working capital requirements and a $6,000,000 non-revolving-to-term loan for equipment purchases to support expansion of its operations in Singapore. Both of these facilities are unsecured and bear interest at the Company's choice of the bank's prime rate or LIBOR. The revolving line of credit expires on September 30, 1997. The non-revolving-to-term loan expires on September 30, 1996, at which time all unpaid principal under this loan shall be converted to a five year, fully amortizing term loan. There were no borrowings under these facilities at September 30, 1995.

                              BROOKTREE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     During fiscal 1994, in connection with its operations in Singapore, the Company entered into agreements with a bank for a short-term working capital line of credit for approximately $4,800,000 and a term loan for the purchase of equipment for approximately $6,400,000. The working capital line of credit is secured by accounts receivable and bears interest at market rates. The term loan is secured by the equipment purchased and bears interest at the bank's cost of funds plus 1.25%. The effective interest rate for borrowings made against both facilities in fiscal 1995 was 8.40%. The term loan will be available until December 31, 1995 and is to be repaid in four years with payments commencing in March 1996. The balance outstanding under the working capital line of credit and term loan at September 30, 1995 was $7,874,000.
     Each of the financial agreements noted above contain certain restrictive covenants.

NOTE 7. INCOME TAXES

     Effective fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the liability method. As permitted by Statement No. 109, the Company elected not to restate the financial statements of any prior years which reflect the application of Accounting Principles Board Opinion No. 11, the deferred method. The effect of the change on income taxes for the year ended September 30, 1994 and the cumulative effect of the change were not material.
     Income before income taxes consists of:

                                                       Year Ended September 30,
- ------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                       1995               1994               1993
- ------------------------------------------------------------------------------------------------
    United States                            $     26,609       $      3,676       $     44,827
     Foreign                                       (6,697)              (919)               522
- ------------------------------------------------------------------------------------------------
        Total                                $     19,912       $      2,757       $     45,349
- ------------------------------------------------------------------------------------------------

        The components of the provision for income taxes are as follows:

                                                       Year Ended September 30,
- ------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                       1995               1994               1993
- ------------------------------------------------------------------------------------------------
Current tax provision:
     Federal                                 $      9,976       $        (10)      $     14,624
     State                                          1,101                261              3,590
     Foreign                                           20                 35                134
Deferred (prepaid) tax provision:
     Federal                                       (3,166)               788             (1,284)
     State                                           (563)              (344)               (86)
- ------------------------------------------------------------------------------------------------
Provision for income taxes                   $      7,368       $        730       $     16,978
- ------------------------------------------------------------------------------------------------

                              BROOKTREE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


   The reconciliation of the income tax provision computed at the Federal statutory rate in effect for each of the years presented below to the recorded provision for income taxes is as follows:

                                                       Year Ended September 30,
- ------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                       1995               1994               1993
- ------------------------------------------------------------------------------------------------
Provision at statutory rate                  $      6,969       $        937       $     15,759
State income taxes, net of
     Federal benefit                                  358                (55)             2,286
Benefit of foreign sales corporation                 (327)                 -               (351)
Tax credits                                          (458)              (202)              (344)
Tax exempt interest                                  (206)              (310)              (231)
Losses of foreign subsidiaries
    (no benefit available)                            791                348                  -
Other                                                 241                 12               (141)
- ------------------------------------------------------------------------------------------------
Provision for income taxes                   $      7,368       $        730       $     16,978
- ------------------------------------------------------------------------------------------------

   The Company has derived tax deductions measured by the excess of the market value over the option price at the date certain employee stock options were exercised. The related tax benefit of these deductions, $886,000, $171,000 and $1,293,000 for fiscal years 1995, 1994 and 1993, respectively, is credited to common stock when realized.
   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                             September 30,
     -------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                         1995           1994
     -------------------------------------------------------------------------------------------
     Deferred tax assets:
          Amortization                                                $    1,807     $    1,270
          Inventory reserves                                               1,805          1,988
          Undistributed earnings of foreign subsidiaries                   1,781              -
          Non-deductible accrued expenses                                  1,398            614
          Deferred income on sales to distributors                         1,356            778
          Tax credits                                                        396            371
          Other                                                              266            318
     -------------------------------------------------------------------------------------------
              Total deferred tax assets                                    8,809          5,339
     -------------------------------------------------------------------------------------------

     Deferred tax liabilities:
          Depreciation                                                      (814)        (1,239)
          Unrealized gain on available-for-sale-gain securities           (2,451)             -
          Other                                                                -            (22)
     -------------------------------------------------------------------------------------------
              Total deferred tax liabilities                              (3,265)        (1,261)
     -------------------------------------------------------------------------------------------
              Net deferred tax assets                                 $    5,544     $    4,078
     -------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------

                              BROOKTREE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8. SHAREHOLDERS' EQUITY

COMMON STOCK
   During the year ended September 30, 1992, the Company's Board of Directors authorized the repurchase of up to 300,000 shares of the Company's common stock from time to time in the open market or in negotiated transactions at prevailing prices. During fiscal 1994, an additional 100,000 shares were authorized to be repurchased. As of September 30, 1995, the Company had repurchased a total of 400,000 shares of its common stock at an aggregate cost of $3,619,000.
   The Company is authorized to issue common shares to directors and certain employees under various stock option plans. Incentive stock options are granted at prices not less than the fair market value at the date of grant, as determined by the market price for the Company's common stock, and become exercisable in various increments over five years. Options are terminated, if not exercised, ten years from the date of grant under the various plans. Non-qualified stock options are also granted from time to time to certain employees and directors at prices less than fair market value with various vesting provisions.
   Stock option transactions during fiscal years 1993,1994 and 1995 are summarized as follows:

                                                                           Options Outstanding
                                                              -----------------------------------------------
                                          Options Available       Number                                Price
(IN THOUSANDS EXCEPT PER SHARE DATA)              For Grant    of Shares                            Per Share
- -------------------------------------------------------------------------------------------------------------
Balance at September 30, 1992                           443        2,201       $   6.00  -       $      20.50

Additional shares reserved                              700
Granted                                               (698)          698       $   8.63  -       $      17.50
Exercised                                                          (448)       $   6.00  -       $      15.13
Cancelled                                               189        (189)       $   8.63  -       $      20.50
- -------------------------------------------------------------------------------------------------------------

Balance at September 30, 1993                           634        2,262       $   6.00  -       $      19.75

Additional shares reserved                              700
Granted                                             (2,043)        2,043       $   6.00  -       $      18.25
Exercised                                                           (90)       $   6.00  -       $      12.13
Cancelled                                             1,536      (1,536)       $   6.00  -       $      19.25
- -------------------------------------------------------------------------------------------------------------

Balance at September 30, 1994                           827        2,679       $   6.00  -       $      19.75

Additional shares reserved                              500
Granted                                               (934)          934       $   6.75  -       $      20.75
Exercised                                                          (238)       $   6.00  -       $      15.50
Cancelled                                               209        (213)       $   6.00  -       $      16.75
- -------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995                           602        3,162       $   6.00  -       $      20.75
- -------------------------------------------------------------------------------------------------------------

                              BROOKTREE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     In April 1994, the Board of Directors authorized a plan for certain option holders, excluding officers and directors of the Company, whereby each holder could have exchanged all of his or her current vested and unvested options on a one-for-one basis for new options priced at the market value as of April 11, 1994. An aggregate of 1,071,446 options at an average exercise price of $11.41 were exchanged for options with an exercise price of $6.88. The vesting of these replacement options started on the new grant date. All of the replacement options are included in grants and cancellations in the above summary of stock option activity.
     At September 30, 1995, options for 1,306,665 shares were exercisable at prices ranging from $6.00 to $19.75 at an aggregate exercise price of $11,271,000.

EMPLOYEE STOCK PURCHASE PLAN
     The Company implemented the Brooktree Corporation 1992 Employee Stock Purchase Plan (the "Plan") for eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. The Plan provides for up to 450,000 shares of common stock to be purchased by participating employees through payroll deductions. An employee's purchase is limited to the lesser of 20% of their compensation or $12,500 during any six-month offering period. At September 30, 1995, approximately 450,000 shares have been issued under the Plan at an aggregate purchase price of $3,271,000.

PREFERRED STOCK
     The Company is authorized to issue up to 15,000,000 shares of no par value preferred stock; rights as to dividends, redemptions, liquidation and conversion, if any, are determined upon issuance. At September 30, 1995, 1994 and 1993, there were no shares of preferred stock outstanding.

NOTE 9.  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company operates in one principal industry segment - the design, development and marketing of proprietary high-performance digital and mixed-signal integrated circuits for computer graphics, imaging, multimedia, communications and automated test equipment applications. No customer accounted for 10% or more of fiscal 1995 and 1993 revenues. One customer accounted for 10% of fiscal 1994 revenues. Consolidated revenues generated by sales to customers outside the United States, primarily in Europe and Asia, accounted for 52%, 48% and 37% of revenues for fiscal years 1995, 1994 and 1993, respectively.
     The Company's operations include a test facility in Singapore and sales offices in Europe and Asia. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Operating results exclude the effects of transfers resulting from intercompany cost sharing arrangements.

                                BROOKTREE CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)



    The table below summarizes the operations by entities located in each noted geographic area for the past three years:


                                                         United
(IN THOUSANDS)                                           States         Europe         Asia        Eliminations      Total
- -----------------------------------------------------------------------------------------------------------------------------
Year ended September 30, 1995
  Sales to unaffiliated customers                     $  118,870       $  2,574      $  16,218     $        -     $  137,662
  Transfers between geographic areas                       2,798              -          5,569         (8,367)             -
- -----------------------------------------------------------------------------------------------------------------------------
  Revenues, net                                          121,668          2,574         21,787         (8,367)       137,662
- -----------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                  4,473            (77)         3,836            (58)         8,174
- -----------------------------------------------------------------------------------------------------------------------------
  Identifiable assets                                 $  176,628       $    896      $  31,380     $  (20,862)    $  188,042
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Year ended September 30, 1994
  Sales to unaffiliated customers                     $  106,072       $  2,892      $       -     $        -     $  108,964
  Transfers between geographic areas                       2,205              -              -         (2,205)             -
- -----------------------------------------------------------------------------------------------------------------------------
  Revenues, net                                          108,277          2,892              -         (2,205)       108,964
- -----------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                   (626)         1,307         (1,148)        (1,225)        (1,692)
- -----------------------------------------------------------------------------------------------------------------------------
  Identifiable assets                                 $  141,450       $    768      $   6,827     $   (6,632)    $  142,413
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Year ended September 30, 1993
  Sales to unaffiliated customers                     $  108,671       $  2,671      $       -     $        -     $  111,342
  Transfers between geographic areas                       1,921              -              -         (1,921)             -
- -----------------------------------------------------------------------------------------------------------------------------
  Revenues, net                                          110,592          2,671              -         (1,921)       111,342
- -----------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                 16,784          1,524           (319)        (1,044)        16,945
- -----------------------------------------------------------------------------------------------------------------------------
  Identifiable assets                                 $  142,998       $    759      $     144     $      (60)    $  143,841
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------


    During fiscal 1995, the Company's operations in Europe sustained minor operating losses due primarily to higher sales related expenses incurred in connection with relocating the Company's United Kingdom (U.K.) subsidiary to a larger office and establishing a greater presence in the U.K.
    During fiscal 1994, the Company's United States (U.S.) and Asia operations sustained losses primarily due to a restructuring charge in the U.S. and costs associated with the start-up of its Singapore test facility which had not yet generated revenues.
    During fiscal 1993, the Company's Asia operations sustained losses due to the wind down of the Company's subsidiary in Japan.

NOTE 10.  DEBT AND EQUITY SECURITIES

    Effective fiscal 1995, the Company adopted Statement of Financial
Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Statement No. 115 requires companies to record certain debt and equity security investments at market value. The Company has classified its minority equity investment in the telecommunications company discussed in Note 4, its short-term investment portfolio and certain cash equivalent investments as available-for-sale securities. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported as a separate component of shareholders' equity.

                                BROOKTREE CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


    The following is a summary of available-for-sale securities at September 30, 1995:

                                                                        Gross          Gross        Estimated
                                                                      Unrealized     Unrealized       Fair
(IN THOUSANDS)                                            Cost          Gains          Losses         Value
- --------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                              $  13,511      $       -      $      (2)     $  13,509

Short-term investments by
   contractual maturities:
      Due in one year or less                             27,747              -            (76)        27,671
      Due after one year through three years               1,498              3              -          1,501
      Due after three years                                  847              -            (70)           777
- --------------------------------------------------------------------------------------------------------------
Total short-term investments                              30,092              3           (146)        29,949

Equity investment                                            325          6,770              -          7,095
- --------------------------------------------------------------------------------------------------------------
                                                       $  43,928      $   6,773      $   ( 148)     $  50,553
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------


    Eventual maturities for the Company's debt investments may differ from contractual maturities because of the possibility that the Company may dispose of these investments in the open market at its discretion.

NOTE 11.  RELATED PARTY TRANSACTIONS

    The Company paid $553,000, $467,000 and $506,000 in fiscal years 1995, 1994 and 1993, respectively, for legal services, including expenses and fees to professional associates, to a law firm of which a founder and director of the Company is a shareholder and the president. These amounts were for services in support of patent litigation and for filing and maintaining patents.
    The Company sells products to a telecommunications company in which the Company holds a minority interest investment (see Note 4). Revenues from product sales amounted to $2,847,000, $2,793,000 and $3,644,000 in fiscal years 1995, 1994 and 1993, respectively.

NOTE 12. EMPLOYEE BENEFIT PLANS

    The Company has implemented cash incentive plans for all employees based upon attaining targets for operating profits for the year, subject to annual revisions by the Board of Directors. Provisions charged to expense under these plans totaled $1,435,000 and $2,247,000 in fiscal years 1995 and 1993, respectively. There were no amounts earned and provided under these plans in fiscal 1994.
    The Company also has a 401(k) plan that allows participating employees to contribute from 1% to 15% of their salary, subject to annual limits. The Board may, at it sole discretion, approve Company contributions; the Company's contributions to the plan were $672,000, $529,000 and $839,000 in fiscal years 1995, 1994 and 1993, respectively.

NOTE 13.  LEGAL PROCEEDINGS

    Subsequent to the end of fiscal 1995, the Company filed a lawsuit against a competitor for infringement of a patent related to its new multimedia technology. The suit was filed in the United States District Court for the Southern District of California. The Company is seeking a preliminary injunction to prevent this competitor from continuing to sell the products which the Company alleges use its patented technology.

                                BROOKTREE CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)



    In June 1994, two civil class action complaints were filed against the Company, certain of its current and former directors and officers, and its largest shareholder in the United States District Court for the Southern District of California. The shareholder defendant was subsequently dismissed without prejudice.
    The complaints alleged that the defendants misrepresented or failed to disclose material facts about the Company's operations and financial results, which plaintiffs asserted artificially inflated the market price of the Company's common stock. In March 1995, the Company entered into an agreement to settle both complaints for approximately $5,500,000, subject to the finalization of formal settlement documents. The settlement was recorded in fiscal 1995, net of approximately $2,500,000 paid by the insurance company that provides the Company's directors' and officers' liability insurance. During fiscal 1995, the settlement amount was paid into an escrow account. The court approved the settlement in October 1995.
    In April 1993, the Company entered into an agreement with Advanced Micro Devices, Inc. ("AMD") under which the two companies settled all outstanding litigation previously filed against each company by the other company. The settlement agreement provided for the payment of $26,759,000 in cash to the Company from the original damage award for patent and mask work infringement and the dismissal of all other pending litigation between the Company and AMD. The agreement also provided for the transfer of certain technology rights from AMD to the Company and for AMD to supply the Company with color palette devices for a specified period of time.
    In April 1993, the Company entered into a settlement agreement with TRW LSI Products, Inc. ("TRW") for the resolution of its lawsuit against TRW for infringement of two of the Company's patents previously held to be valid and to be infringed by AMD. The Company and TRW agreed to dismiss the lawsuit on terms which Brooktree considered favorable.
    The Company recorded both settlements, including associated expenses, in fiscal 1993 and recognized an after-tax gain of $15,258,000 ($0.93 per share).

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDERS
BROOKTREE CORPORATION

    We have audited the accompanying consolidated balance sheets of Brooktree Corporation as of September 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brooktree Corporation at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


SAN DIEGO, CALIFORNIA                                 /s/ ERNST & YOUNG LLP
OCTOBER 20, 1995, EXCEPT FOR THE FOURTH PARAGRAPH OF NOTE 5,
AS TO WHICH THE DATE IS OCTOBER 31, 1995

                                BROOKTREE CORPORATION
                                    QUARTERLY DATA
                                     (Unaudited)

                                                          First          Second          Third         Fourth
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   Quarter         Quarter        Quarter        Quarter
- --------------------------------------------------------------------------------------------------------------
                                                                 YEAR ENDED SEPTEMBER 30, 1995
- --------------------------------------------------------------------------------------------------------------
Revenues                                               $  31,624       $ 31,372      $  32,213      $  42,453
Gross margin                                              14,567         16,093         16,107         19,573
Operating income                                           1,203          2,254          1,318          3,399
Gain on sale of investment (1)                             1,768          5,385          2,860          2,898
Net income                                             $   2,069       $  3,250 (2)  $   2,970      $   4,255
- --------------------------------------------------------------------------------------------------------------
Earnings per share:
     Primary                                           $    0.13      $    0.19      $    0.16      $    0.23
     Fully Diluted                                     $    0.13      $    0.18      $    0.16      $    0.23
- --------------------------------------------------------------------------------------------------------------
Weighted average common and
  common equivalent shares:
     Primary                                              16,245         17,064         18,038         18,326
     Fully Diluted                                        16,248         17,695         18,118         18,381
- --------------------------------------------------------------------------------------------------------------
                                                                Year Ended September 30, 1994
- --------------------------------------------------------------------------------------------------------------

Revenues                                               $  27,699      $  24,924      $  27,574      $  28,767
Gross margin                                              14,160         11,377         12,258         12,365
Operating income (loss)                                    2,292         (3,695) (3)       280           (569)
Gain on sale of investment (1)                                 -            970          1,094          1,061
Net income (loss)                                      $   1,636      $  (1,506)     $   1,179      $     718
- --------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
     Primary                                           $    0.10      $   (0.09)     $    0.07      $    0.04
     Fully Diluted                                     $    0.10      $   (0.09)     $    0.07      $    0.04
- --------------------------------------------------------------------------------------------------------------
Weighted average common and
  common equivalent shares:
     Primary                                              16,768         16,319         16,198         16,263
     Fully Diluted                                        16,768         16,319         16,267         16,263
- --------------------------------------------------------------------------------------------------------------


(1) REPRESENTS A GAIN FROM THE SALE OF A PORTION OF A MINORITY INVESTMENT IN A TELECOMMUNICATIONS COMPANY.
(2) INCLUDES A CHARGE FOR LITIGATION SETTLEMENT OF $1,952 ($0.11 PER FULLY DILUTED SHARE).
(3)  INCLUDES A CHARGE FOR RESTRUCTURING OF $2,815.

                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

(3) EXHIBITS - Index of Exhibits

Exhibit
Number             Description and Location
- -------            ----------------------------------------------------------

  23.1             Consent of Ernst & Young LLP (Included herein on page 30).

  27               Financial Data Schedule.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Brooktree Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on the 15th of August 1996.

                                               BROOKTREE CORPORATION


                                             By: JAMES A. BIXBY
                                                 -----------------
                                                 James A. Bixby
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer