Form 10-Q/A
period 1996-06-29
BROOKTREE CORP
filed 1996-08-16
CIK 764271

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                             FORM 10-Q/A AMENDMENT NO. 1




(Mark One)

    [XX] Amendment to Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.

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

                                BROOKTREE CORPORATION
                             FORM 10-Q/A AMENDMENT NO. 1
                                        INDEX




PART I:  FINANCIAL INFORMATION                                          PAGE


    Item 1.   Financial Statements

         Consolidated Balance Sheets . . . . . . . . . . . . . .         3

         Consolidated Statements of Operations . . . . . . . . .         4

         Consolidated Statements of Cash Flows . . . . . . . . .         5

         Notes to Consolidated Financial Statements. . . . . . .         6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . .         9


PART II: OTHER INFORMATION

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . .        19


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . .        20

                                  Page 2 of 20 pages

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                BROOKTREE CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)

                                                                    June 29,           September 30,
                                                                     1996                  1995
                                                                --------------        --------------
                                                                  (Unaudited)
                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                  $    12,632           $    13,509
    Short-term investments                                          18,476                29,949
    Receivables                                                     15,585                23,757
    Inventories                                                     20,997                20,805
    Deferred income tax assets                                       4,752                 4,752
    Prepaids and other current assets                               22,260                 9,464
                                                                --------------        --------------
          Total current assets                                      94,702               102,236
PROPERTY AND EQUIPMENT                                              49,973                49,137
OTHER ASSETS                                                        45,954                36,669
                                                                --------------        --------------
                                                               $   190,629           $   188,042
                                                                --------------        --------------
                                                                --------------        --------------
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term obligations                   $    13,428           $     3,602
    Accounts payable                                                 6,613                16,245
    Accrued payroll and benefits                                     4,816                 5,029
    Accrued expenses                                                 4,271                 5,223
    Deferred revenue                                                 6,832                 5,099
                                                                --------------        --------------
          Total current liabilities                                 35,960                35,198
                                                                --------------        --------------

LONG-TERM OBLIGATIONS                                                9,671                 8,870
                                                                --------------        --------------

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 12,680,555
       shares, issued and outstanding - none
    Common stock, authorized 45,000,000 shares,
       no par value, issued and outstanding -
       16,948,561 and 16,654,722                                    76,670                74,249
    Gain on available-for-sale securities                                -                 4,174
    Retained earnings                                               68,328                65,551
                                                                --------------        --------------
          Total shareholders' equity                               144,998               143,974
                                                                --------------        --------------
                                                               $   190,629           $   188,042
                                                                --------------        --------------
                                                                --------------        --------------


          See accompanying notes to consolidated financial statements.


                                Page 3 of 20 pages

                              BROOKTREE CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)
                                   (Unaudited)


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         ------------------------            ------------------------
                                                          JUNE 29,       JUNE 24,            JUNE 29,       JUNE 24,
                                                           1996            1995               1996            1995
                                                         ----------     ----------         ----------      ----------
REVENUES                                                $ 30,701       $ 32,213           $ 104,496       $ 95,209
                                                         ----------     ----------         ----------      ----------

COSTS AND EXPENSES:
    Cost of sales                                         18,862         16,106              56,501         48,442
    Research and development                               7,134          7,375              21,998         20,695
    Sales and marketing                                    5,203          5,393              17,016         15,110
    General and administrative                             2,173          2,021               6,910          6,187
    Patent litigation                                        224              -               1,017              -
    Inventory valuation write-down                         8,355              -               8,355              -
                                                         ----------     ----------         ----------      ----------
            TOTAL                                         41,951         30,895             111,797         90,434
                                                         ----------     ----------         ----------      ----------

OPERATING INCOME (LOSS)                                  (11,250)         1,318              (7,301)         4,775
LITIGATION SETTLEMENT                                          -              -                   -         (3,050)
GAIN ON SALE OF INVESTMENT                                 3,965          2,860              11,080         10,013
INTEREST INCOME (EXPENSE) - NET                              (93)           537                 428          1,419
                                                         ----------     ----------         ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                         (7,378)         4,715               4,207         13,157
PROVISION (BENEFIT) FOR INCOME TAXES                      (2,509)         1,745               1,430          4,868
                                                         ----------     ----------         ----------      ----------

NET INCOME (LOSS)                                       $ (4,869)      $  2,970           $   2,777       $  8,289
                                                         ----------     ----------         ----------      ----------
                                                         ----------     ----------         ----------      ----------

EARNINGS (LOSS) PER SHARE:
       PRIMARY                                          $  (0.29)      $   0.16           $    0.16       $   0.48
                                                         ----------     ----------         ----------      ----------
                                                         ----------     ----------         ----------      ----------
       FULLY DILUTED                                    $  (0.29)      $   0.16           $    0.16       $   0.46
                                                         ----------     ----------         ----------      ----------
                                                         ----------     ----------         ----------      ----------
WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES:
       PRIMARY                                            16,833         18,038              17,576         17,116
                                                         ----------     ----------         ----------      ----------
                                                         ----------     ----------         ----------      ----------
       FULLY DILUTED                                      16,833         18,118              17,598         18,017
                                                         ----------     ----------         ----------      ----------
                                                         ----------     ----------         ----------      ----------

          See accompanying notes to consolidated financial statements.

                               Page 4 of 20 pages

                             BROOKTREE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                                                 NINE MONTHS ENDED
                                                                             --------------------------
                                                                               JUNE 29,      JUNE 24,
                                                                                1996           1995
                                                                             ------------  ------------
OPERATING ACTIVITIES:
    Net income                                                              $  2,777      $   8,289
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                        11,125         10,097
         Gain on sale of investment                                          (11,080)       (10,013)
         Inventory valuation write-down                                        8,355              -
         Changes in operating assets and liabilities:
              Accounts receivables                                             7,687         (3,793)
              Inventories                                                     (2,611)           161
              Accounts payable and accrued expenses                          (14,487)         5,686
              Other assets and liabilities                                     1,608          1,693
                                                                             ------------  ------------
    Net cash provided by operating activities                                  3,374         12,120
                                                                             ------------  ------------

INVESTING ACTIVITIES:
    Capital and property expenditures                                         (9,847)       (11,565)
    Purchases of short-term investments                                      (32,500)       (27,172)
    Sales of short-term investments                                           44,118         33,646
    Advanced wafer purchase payments                                         (24,400)        (9,000)
    Investment in Base(2)                                                     (1,524)        (1,447)
    Proceeds from sale of investment                                          11,396         10,937
    Other investments                                                         (3,399)        (4,171)
                                                                             ------------  ------------
    Net cash used by investing activities                                    (16,156)        (8,772)
                                                                             ------------  ------------

FINANCING ACTIVITIES:
    Issuance of common stock, net of repurchases                               2,397          1,936
    Employee notes receivable issued, net of repayments                           (4)           271
    Issuance of debt obligations                                              11,100          3,732
    Repayment of debt obligations                                             (1,588)             -
                                                                             ------------  ------------
    Net cash provided by financing activities                                 11,905          5,939
                                                                             ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (877)         9,287
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              13,509         11,288
                                                                             ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 12,632      $  20,575
                                                                             ------------  ------------
                                                                             ------------  ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                           $    853      $      54
    Income taxes paid, net of refund                                           6,292          3,193


          See accompanying notes to consolidated financial statements.

                            Page 5 of 20 pages

                            BROOKTREE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. Basis of Presentation

   The Consolidated Financial Statements have been prepared by Brooktree Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the financial position, operating results and cash flows for those periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's Form 10-K/A Amendment No. 1 for the year ended September 30, 1995.

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

3. Inventories and Valuation Write-down

   Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consisted of the following:


                                     June 29,         September 30,
                (In thousands)         1996                1995
                                   -----------        -------------
                                   (Unaudited)

               Raw Materials        $     -              $    48
               Work-in-Process       10,200               11,381
               Finished Goods        10,797                9,376
                                    -------              -------
                                    $20,997              $20,805
                                    -------              -------
                                    -------              -------

   In the third quarter of fiscal 1996, the Company recognized a write-down of a portion of its multimedia product inventory of approximately $8,355,000. The write-down was comprised of a reserve of $7,055,000 for excess multimedia product inventory over estimated requirements to meet projected multimedia product sales for the next twelve months and a lower of cost or market adjustment of $1,300,000 to revalue a portion of the remaining multimedia inventory due to a decline in forecasted selling prices. The Company took


                              Page 6 of 20 pages
   this action because it determined during the third quarter that product design wins for its current generation of multimedia products and the volume of customers' orders will not be sufficient to liquidate current levels of multimedia inventory and continued competitive pressures will cause selling prices to decline from current levels.

   It is the practice of the Company to identify and reserve as excess inventory that portion of inventory that exceeds the forecasted sales demand of product over the next twelve months. Unless mitigating or special circumstances exist, the Company reserves for the excess portion. In addition, it is the policy of the Company to establish reserves for inventory deemed to be obsolete due to the length of time since the product was manufactured.

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

6. Legal Proceedings

   On October 2, 1995, the Company filed a lawsuit against S3 Incorporated ("S3") alleging infringement of a patent related to its multimedia technology. The suit was filed in the United States District Court for the Southern District of California. The Company filed a motion for a preliminary injunction to prevent S3 from continuing to sell the products which the Company alleges use its patented technology. In response to the Company's suit, S3 filed a counterclaim asserting that S3 is not infringing the Company's patent and that this patent is invalid and unenforceable. In March 1996, the court denied the Company's motion for a preliminary injunction. The case was set for trial in August 1996 to decide the Company's request for a permanent injunction and damages. On August 7, 1996, the Company reached an out-of-court settlement with S3 regarding this lawsuit. Under the terms of the settlement and license


                              Page 7 of 20 pages
   agreement, both parties agreed to settle all claims and counterclaims between them. In addition, S3 will pay the Company an initial license fee, plus royalties on sales of video graphics controller products over the next five years.

   On May 6, 1996, a complaint requesting class action treatment was filed against the Company and certain of its current officers in the Superior Court of the State of California, County of San Diego. The complaint alleges that the Company violated certain California corporation and civil code provisions by issuing false and misleading statements about the Company's business and multimedia product line. The suit is purportedly brought on behalf of a class of all purchasers of the Company's securities during the period February 13, 1995 to February 7, 1996. Relief sought in the action is unspecified. The Company has reviewed the allegations and the complaint, believes them to be without merit, and intends to defend itself vigorously. The Company believes that the resolution of the suit will not have a material adverse effect on its financial position.

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


                              Page 8 of 20 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1995 included in the Company's Form 10-K/A Amendment No. 1 for the year ended September 30, 1995.

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

The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.


                              Page 9 of 20 pages


                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                          ------------------------  -------------------
                                             JUNE 29,     JUNE 24,   JUNE 29,  JUNE 24,
                                              1996         1995       1996      1995
                                           ---------    ---------   --------  --------
REVENUES                                      100.0%       100.0%     100.0%    100.0%

COST AND EXPENSES:
  Cost of sales                                61.4         50.0       54.1      50.9
  Research & development                       23.2         22.9       21.0      21.7
  Sales & marketing                            17.0         16.7       16.3      15.9
  General & administrative                      7.1          6.3        6.6       6.5
  Patent litigation                             0.7            -        1.0         -
  Inventory valuation write-down               27.2            -        8.0         -
                                           ---------    ---------   --------  --------
        TOTAL                                 136.6         95.9      107.0      95.0
                                           ---------    ---------   --------  --------
OPERATING INCOME (LOSS)                       (36.6)         4.1       (7.0)      5.0
LITIGATION SETTLEMENT                             -            -          -      (3.2)
GAIN ON SALE OF INVESTMENT                     12.9          8.9       10.6      10.5
INTEREST INCOME (EXPENSE) - NET                (0.3)         1.6        0.4       1.5
                                           ---------    ---------   --------  --------
INCOME (LOSS) BEFORE INCOME TAXES             (24.0)        14.6        4.0      13.8
PROVISION (BENEFIT) FOR INCOME TAXES           (8.2)         5.4        1.4       5.1
                                           ---------    ---------   --------  --------
NET INCOME (LOSS)                             (15.8)%        9.2%       2.6%      8.7%
                                           ---------    ---------   --------  --------
                                           ---------    ---------   --------  --------

REVENUES

Revenues decreased 4.7% to $30.7 million in the third quarter of fiscal 1996 compared to revenues of $32.2 million in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, revenues increased 9.8% to $104.5 million from $95.2 million for the first nine months of fiscal 1995. The decrease in the third quarter of fiscal 1996 reflected a decline in graphics product revenues and to a lesser extent, a decline in automated test equipment (ATE) product revenues, which more than offset increases in the remaining product lines of the Company. The increase in revenues in the first nine months of fiscal 1996 was primarily due to sales of its multimedia products, of which there were essentially none in the first nine months of fiscal 1995 and increased sales of imaging, communications and ATE products, partially offset by a decrease in graphics product revenues. The Company believes the greater than expected decrease in graphics product revenues is related to the current, overall slowdown in the PC and workstation market places. ATE revenues increased in the first nine months of fiscal 1996 primarily due to increased shipment volumes in the first and second quarters of parts the Company has placed under a last-time-buy status.

Revenues from the Company's non-graphics product lines amounted to $24.9 million, or 81% of revenues in the third quarter of fiscal 1996, up from approximately $20.0 million, or 62% of revenues, in the third quarter of fiscal 1995. Non-graphics product revenues were $78.1 million, or 75% of revenues, for the first nine months of fiscal 1996, up from $58.7 million, or 62% of revenues, in the first nine months of fiscal 1995. Sales of the Company's multimedia products contributed to the increase in non-graphics revenues during both the third quarter and first nine months of fiscal 1996; there were practically no sales of these products in the respective periods of fiscal 1995. A significant portion of the increase in the Company's imaging product lines in the third quarter and first nine months of fiscal 1996 was attributable to increased unit volumes from shipments of products which were introduced during the past year, partially offset by lower average selling prices as compared to the same respective periods of fiscal 1995.
The decrease in ATE product revenues in the third quarter of fiscal 1996 was due to a


                             Page 10 of 20 pages
decline in shipment volumes for parts that the Company has placed under a last-time-buy status.

Communications product revenues increased in both the third quarter and first nine months of fiscal 1996 as compared to the same periods in fiscal 1995, primarily due to increases in average selling prices, which more than offset slightly lower unit volumes. Unit volumes decreased due to a decrease in shipments of two of the Company's older generation High Bit-Rate Subscriber Line (HDSL) products which are being replaced with a second generation of HDSL products.

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

In the third quarter of fiscal 1996, the Company recognized a write-down of a portion of its multimedia inventory of approximately $8.4 million. The write-down was comprised of a reserve of approximately $7.1 million for excess multimedia product inventory over estimated requirements to meet projected multimedia product sales for the next twelve months and a lower of cost or market adjustment of $1.3 million to revalue a portion of the remaining multimedia inventory due to a decline in forecasted selling prices. The Company took this action because it determined during the third quarter that product design wins for its current generation of multimedia products and the volume of customers' orders will not be sufficient to liquidate current levels of inventory and continued competitive pressures will


                             Page 11 of 20 pages
cause selling prices to decline from current levels. See also further discussion regarding this matter under "Trends, Risks and Uncertainties".

OPERATING EXPENSES

Research and development expense in the third quarter of fiscal 1996 decreased by $0.2 million, but increased as a percentage of revenue to 23.2% from 22.9% in the third quarter of 1995; and increased $1.3 million, but decreased as a percentage of revenue to 21.0% from 21.7%, between the two nine-month periods. The increase in expenses in the first nine months of fiscal 1996 was primarily to support the ongoing development of the Company's products and new technologies in the form of increased engineering salaries and related costs.

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

General and administrative expenses in the third quarter of fiscal 1996 increased approximately $0.2 million, and as a percentage of revenue to 7.1% from 6.3% in the third quarter of fiscal 1995; and increased $0.7 million, and as a percentage of revenue to 6.6% from 6.5%, between the two nine-month periods. The increase in expenses during the third quarter and first nine months of fiscal 1996 was primarily due to increased salaries and employment costs in support of the Company's Singapore operations.

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

PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes is computed based on the Company's pretax income (loss), adjusted for tax credits and other permanent differences. The effective tax rate for the first nine months of fiscal 1996 was approximately 34%,


                             Page 12 of 20 pages
as compared to 37% in fiscal 1995. The rate decreased primarily as a result of the Company's profitable operations in Singapore.

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

The Company has budgeted approximately $3 million for equipment expenditures in the fourth quarter of fiscal 1996. In addition, the Company is obligated to make the two remaining advance wafer purchase payments to Seiko Epson Corporation, totaling $16.5 million, in the fourth quarter of fiscal 1996 and the second quarter of fiscal 1997.

During the first quarter of fiscal 1996, the Company entered into two agreements with Taiwan Semiconductor Manufacturing Co., Ltd., each of which grant the Company an option to obtain an additional supply of wafers. Subsequently, the Company renegotiated one of these agreements. Pursuant to the renegotiated agreement, the Company is required to make two installment payments in 1996. The Company paid the first installment of $4.9 million in February 1996. The second installment of $4.9 million was paid in July 1996. If the Company chooses to exercise the option granted by the second agreement, two installments totaling approximately $39 million will be due in 1997.


                             Page 13 of 20 pages

At the end of fiscal 1995, the Company finalized an agreement with its bank to provide a $5.0 million revolving line of credit facility to finance short-term working capital requirements and a $6.0 million non-revolving-to-term loan for equipment purchases to support expansion of its operations in Singapore. As of the end of the third quarter of fiscal 1996, $10.9 million in borrowings have been drawn against these facilities. The terms of the $5.0 million revolving line of credit require that the Company maintain a zero balance of borrowings against this line for a period of at least 30 consecutive days during each twelve month period.

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


                             Page 14 of 20 pages

REVENUE

The Company believes that future revenue growth will be substantially dependent on its recently introduced multimedia, imaging and communications products. If the Company's customers select its products, these products would typically be incorporated in customers' products during the customers' design phase. Consequently, these "design wins" may precede significant sales volumes by a year or more. There can be no assurance that these products will achieve significant market acceptance and that any design win will result in future revenues which depend in part on the success of customers' products. In the event markets for the Company's products do not develop at an acceptable rate, demand for its new products does not materialize, and/or the Company is not rewarded with substantial design wins that result in product orders, the Company will not achieve growth in future revenues. In addition, the Company's quarterly revenues are subject to fluctuations as a result of occasional rescheduling of orders by its customers to take delivery of product in subsequent quarters or the cancellation of a portion or all of a customer's order.

To date, multimedia product sales have not met the Company's expectations. During the third quarter of fiscal 1996, the Company recognized a write-down of excess multimedia product inventory in the amount of approximately $7.1 million. This write-down was primarily due to an absence of significant new customer design wins and sufficient product orders to liquidate the Company's current generation of multimedia product inventory. In order to achieve an increase in revenues in the fourth quarter of fiscal 1996, and in subsequent quarters thereafter, the Company will be dependent on increased market acceptance of, and obtaining design wins and orders for, its new generation of multimedia, imaging and communications products. Furthermore, the Company believes that ATE revenues for the fourth quarter of fiscal 1996 and beyond will not exceed ATE revenues achieved during the third quarter of fiscal 1996 as the Company's customers are expected to phase-out their purchases of ATE products.

Average selling prices for most of the Company's products generally decline over a period of time. In general, the Company expects average selling prices for its mature products to continue to decline in future periods. However, competitive pressures and uncertain or diminished acceptance of its new products in the market place could cause average selling prices to decline for the Company's newer products. The Company attempts to offset this reduction in average selling prices, and the related negative impact on gross margin, by a combination of the following factors: increasing unit sales volumes, reducing material costs, improving manufacturing yields and introducing new products of superior performance and capabilities with higher prices and margins. There can be no assurances that the Company will be successful in these efforts or that these efforts, if successful, will fully offset price declines in future periods. During the third quarter of fiscal 1996, the Company recognized a lower of cost or market adjustment of $1.3 million to revalue a portion of its remaining multimedia inventory due to a decline in forecasted selling prices. If significant market acceptance is not achieved and/or competitive pressures intensify, the Company may be forced to lower prices further than expected which would adversely affect its sales and gross margin.

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


                             Page 15 of 20 pages

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

A majority of the Company's mask sets, used in the manufacture of wafers, are currently produced by one mask set supplier. The Company has, from time to time, experienced delays in the receipt of mask sets necessary for the manufacture of new products or revisions of current products, either as a result of capacity constraints at the supplier or delays on the part of the Company in providing the supplier with designs. Such delays have, in turn, caused some delays in the production and shipment of products to customers. The Company is currently investigating other vendors as alternate sources of mask sets. There can be no assurances, however, that the Company will be successful in identifying and selecting new suppliers or avoiding delays in providing accurate designs to the supplier. If the Company were unable to prevent such delays, future introductions and shipments of new products would be delayed, potentially compromising the Company's competitive advantages associated with these products, which could adversely affect sales and results of operations. In addition, it is critical that the Company provide to its mask set supplier product designs that have been accurately developed and laid out to assure proper functioning of the new product. Errors in product design layout may go undetected and result in the production of mask sets which, in turn, would be used to manufacture wafers that are subsequently determined to not meet product specifications and possibly be nonfunctioning, thus resulting in the write-off of the wafers and mask set. If the Company were unable


                             Page 16 of 20 pages
to prevent such errors in product design, future introduction and shipments of new products would be delayed and adversely affect sales and results of operations.

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

With the addition of the Company's test facility in Singapore in the first quarter of fiscal 1995, the Company's total production capacity was increased. If this capacity and its associated overhead costs cannot be fully absorbed, future gross margin will continue to be negatively impacted. In addition, if forecasted sales of certain products are not realized, inventory reserves or write-downs for excess product or product obsolescence may be necessary which would adversely affect future gross margin and operating income. The Company has recognized a write-down of its excess multimedia product inventory ($7.1 million) and a lower of cost or market adjustment ($1.3 million), together totaling approximately $8.4 million, in the third quarter of fiscal 1996. In the event that future sales of the multimedia products, and for the Company's imaging, communications and graphics products do not materialize as forecasted, additional reserves or inventory write-downs for excess product inventory will be necessary. Furthermore, if average selling prices decline below the cost of products in inventory, it will be necessary to recognize additional lower of cost or market reserves to write inventory down to a cost that would yield normal margins on sales in future periods. If one or more of these events occur in future quarters, the Company's gross margin and operating income could be materially adversely affected.

During the first quarter of fiscal 1996, the Company filed a lawsuit against S3 alleging infringement of a patent related to the Company's multimedia
technology.   The Company filed a motion for a preliminary injunction to prevent S3 from continuing to sell the products which the Company alleges use its patented technology. In March 1996, based on preliminary findings, the court denied the motion for a preliminary injunction. A trial date was set in August 1996 to hear the Company's request for a permanent injunction and damages. On August 7, 1996, the Company reached an out-of-court settlement with S3 regarding this lawsuit.


                             Page 17 of 20 pages

Under the terms of the settlement and license agreement, both parties agreed to settle all claims and counterclaims between them. In addition, S3 will pay the Company an initial license fee, plus royalties on sales of video graphics controller products over the next five years. In addition, a complaint was filed on May 6, 1996 against the Company and certain of its current officers in the Superior Court of the State of California, County of San Diego. The complaint alleges that the Company violated certain California corporation and civil code provisions by issuing false and misleading statements about its business and multimedia product line. The Company has reviewed the allegations of the complaint and believes them to be without merit and intends to defend itself vigorously. As a consequence of these lawsuits, the Company is expecting to incur significant legal costs in the last quarter of fiscal 1996 and possibly beyond, regardless of the outcomes. As additional future events warrant, the Company intends to vigorously defend its intellectual property rights. However, there can be no assurance that the Company will be successful in defending these rights.

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

                     PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

           See Note 6 of Notes to Consolidated Financial Statements included in
           Part I, Item 1 of this Quarterly Report.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th of August, 1996

                                BROOKTREE CORPORATION



                                   /s/David H. Russian
                                ---------------------------------------
                                David H. Russian
                                Vice President, Finance,
                                Chief Financial Officer



                                   /s/Jerry E. Canning
                                ---------------------------------------
                                Jerry E. Canning
                                Corporate Controller,
                                Chief Accounting Officer